Form 10-K405
period 1996-12-31
TELEGLOBE MOBILE PARTNERS /FA
filed 1998-06-25
CIK 1064929

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                        Commission file number 333-11149

                           TELEGLOBE MOBILE PARTNERS
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      98-0135820
       (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization of Registrant)               Identification No.)

                              1000, RUE DE LA GAUCHETIERE OUEST
                                      MONTREAL (QUEBEC)
                                       CANADA H3B 4X5
                    (Address of Registrant's principal executive offices)
                                         (Zip Code)

                                 (514) 868-8124
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  Yes  __      No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   14
  Item 3.    Legal Proceedings...........................................   14
  Item 4.    Submission of Matters to a Vote of Security Holders.........   14

PART II
  Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................   14
  Item 6.    Selected Financial Data.....................................   15
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   16
  Item 8.    Financial Statements and Supplementary Data.................   21
  Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   51

PART III
  Item 10.   Directors and Executive Officers of the Registrant..........   51
  Item 11.   Executive Compensation......................................   52
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................   52
  Item 13.   Certain Relationships and Related Transactions..............   52

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   55
             Signatures..................................................   57

                                     PART I

ITEM 1.  BUSINESS

     The information contained in this report on Form 10-K speaks as of and for the year ended December 31, 1996 and not as of or for any other date or period except as otherwise provided herein.

BACKGROUND

     Teleglobe Mobile Partners ("Teleglobe Mobile" or the "Company") is a Delaware general partnership formed in 1993 whose interests are wholly owned on an indirect basis by Teleglobe Inc. ("Teleglobe") and Technology Resources Industries Bhd. ("TRI"). Teleglobe Mobile was formed for the purpose of being a general and a limited partner in ORBCOMM Global, L.P. ("ORBCOMM"), a Delaware limited partnership providing a satellite-based global two-way data and messaging communications system. Teleglobe Mobile holds a 50% interest in ORBCOMM. The remaining 50% interest is held by Orbital Communications Corporation ("OCC"), a Delaware corporation and a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"). Pursuant to the terms of the Partnership Agreement of ORBCOMM between Teleglobe Mobile and OCC, action by ORBCOMM generally requires the approval of General Partners (as defined) holding a majority of the Participation Percentages (as defined) held by the General Partners. Because Teleglobe Mobile and OCC each holds 50% of the Participation Percentages in ORBCOMM, the approval of both OCC and Teleglobe Mobile is generally required for ORBCOMM to act.

     Teleglobe Mobile is also a 2% general and limited partner in ORBCOMM International Partners, L.P. ("ORBCOMM International"), a Delaware limited partnership, and OCC is a 2% general and limited partner in ORBCOMM USA, L.P. ("ORBCOMM USA"), a Delaware limited partnership. ORBCOMM USA and ORBCOMM International were formed to market ORBCOMM products and services in the United States and internationally, respectively. Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International, and OCC controls the operational and financial affairs of ORBCOMM USA. Directly and indirectly, Teleglobe Mobile holds 51% and 49% of ORBCOMM International and ORBCOMM USA, respectively, and ORBCOMM holds a 98% non-controlling interest in each of these two marketing partnerships.

     Teleglobe Mobile's largest asset is its 50% interest in ORBCOMM. Teleglobe Mobile and OCC have invested approximately $160 million in ORBCOMM.

     ORBCOMM is establishing a commercial low-Earth orbit ("LEO") satellite-based mobile data and messaging communications system that will be available on a global basis (the "ORBCOMM System"). The ORBCOMM System is designed to provide two-way global data and messaging communications through a constellation of 28 LEO satellites and a complement of associated ground infrastructure situated around the world. Major target markets include worldwide mobile asset tracking; remote industrial monitoring and control applications; environmental data collection; and real time person-to-person and machine-to-machine communications, including two-way Internet electronic mail ("email") communications and recreational and business messaging.

     Teleglobe, a Canadian corporation, provides international telecommunications services to approximately 240 countries worldwide through a network of submarine cables and satellite Earth stations. Teleglobe is owned approximately 22% by BCE Inc., which is the largest public corporate entity in Canada, and indirectly approximately 20% by Telesystem Ltd., a Canadian company. TRI operates the largest and one of the fastest-growing cellular networks in Malaysia, with over 800,000 subscribers and also has cellular and paging joint ventures in five countries.

     ORBCOMM Global Capital Corporation ("Capital"), a Delaware corporation, was formed in July 1996 to act as a co-issuer in connection with the private placement (the "Old Notes Offering") of $170 million 14% Senior Notes due 2004 with Revenue Participation Interest (the "Old Notes"). The Old Notes were exchanged in January 1997 for notes that are substantially similar to the Old Notes except that the new notes (the "Notes") are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International, except that the guarantees are non-recourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. Capital has nominal assets and will not conduct any operations.

THE ORBCOMM SYSTEM

  General

     ORBCOMM offers commercial intermittent data communications services in the United States through its existing network, which consists of two LEO satellites launched in April 1995 and related U.S. ground infrastructure. When fully deployed, the ORBCOMM System is designed to provide data and short, alphanumeric paging-like messaging communications coverage virtually anywhere on the Earth's surface in a reliable and cost-effective manner. In contrast to "Big LEO" systems, which are designed primarily for voice applications, the ORBCOMM System, which is a "Little LEO" system, is focused on data communications and messaging applications. The ORBCOMM System is designed to address the substantial existing and growing demand for communications services worldwide, without the high cost and geographic and technical limitations imposed by other communications systems. ORBCOMM intends to distribute its services globally in a cost-effective manner primarily through value-added resellers ("Resellers") and other distribution channels, as appropriate, in the United States and international service licensees ("International Licensees") around the world.

     To use the ORBCOMM System for text messaging, a user creates a message using a computer connected to an ORBCOMM subscriber communicator ("Subscriber Communicator") or a stand-alone Subscriber Communicator, which message is sent to the nearest ORBCOMM System satellite and delivered to an ORBCOMM Earth station, which supports communication with the satellites, and then to the Gateway Switching System, which processes the messages. Within the Gateway, the message is processed using a combination of ORBCOMM-developed and commercial email software, and sent on to its ultimate destination. If desired, an acknowledgment message is returned to the sender. The final delivery may be to another Subscriber Communicator or may make use of public/private X.25 data networks or the Internet.

     In October 1994, OCC was awarded Federal Communications Commission ("FCC") authority to construct, launch and operate a LEO satellite-based data and messaging communications system in the United States (the "FCC License"). In 1992, certain portions of the radio spectrum were allocated by the International Telecommunications Union ("ITU") for use by Little LEO satellite systems, such as the ORBCOMM System, on an international basis.

  Recent Developments

     In 1995, in addition to the successful launch of the first two ORBCOMM System satellites, ORBCOMM completed initial development and construction of the ground infrastructure located in the United States and associated network control systems, and tested prototype Subscriber Communicators. In 1996, additional progress was made on the ORBCOMM System. In February 1996, ORBCOMM initiated intermittent data communications services in the United States. The two ORBCOMM System satellites and four U.S. Earth stations are providing data communications services, focused on environmental and industrial monitoring applications for the U.S. environmental and oil and gas industries, and asset and cargo tracking applications for the U.S. government and commercial entities, with additional tracking and positioning applications targeted for the near future. ORBCOMM has two satellites on orbit, with 26 additional satellites scheduled for launch in 1997 and 1998.

     ORBCOMM USA plans to provide initial services in the United States primarily through Resellers, many of whom have an existing, well-established market presence through their existing customer bases, market-specific brand name recognition and distribution networks. Outside the United States, ORBCOMM

International will enter into service license agreements ("Service License Agreements") with International Licensees who will be responsible in their territory for, among other things, procuring from ORBCOMM International and installing the necessary Gateways (facilities that transport and control the flow of data and necessary communications and other information for the ORBCOMM System), obtaining all regulatory approvals to provide services using the ORBCOMM System and operating and marketing services using the ORBCOMM System. During 1996, ORBCOMM USA added 14 Resellers and ORBCOMM International expanded its worldwide network of International Licensees. ORBCOMM USA has 33 reseller agreements with companies including Arinc, Inc., Corexco Consulting Services, Inc., Globitrac, Inc., Sky-Eye Railway Services, Inc. and the Stevens Water Monitoring Division of Leupold & Stevens, Inc. In addition, ORBCOMM International has signed seven Service License Agreements with International Licensees, five of which were executed during 1996. In 1996, ORBCOMM International signed a Service License Agreement with European Company for Mobile Communication Services, B.V., ORBCOMM Europe ("ORBCOMM Europe"), a consortium of European companies, which has been given the exclusive right to market services using the ORBCOMM System to approximately 40 European countries. ORBCOMM International has also executed Service License Agreements with ORBCOMM Canada Inc., which is controlled by Teleglobe, Cellular Communications Network (Malaysia) Sdn. Bhd. ("Celcom"), a wholly owned subsidiary of TRI, ORBCOMM Maghreb, S.A. ("ORBCOMM Maghreb"), CEC Bosphorus Communications, Ltd. ("CEC Bosphorus"), SEC ORBCOMM (Middle East) Ltd. ("SEC ORBCOMM") and Communications Technology Inc. ("CTI"). ORBCOMM Canada, Celcom, ORBCOMM Maghreb, CEC Bosphorus, SEC ORBCOMM and CTI were granted the exclusive right to market ORBCOMM System services in Canada; Malaysia, Singapore and Brunei; Morocco, Tunisia, Algeria and Mauritania; Turkey and eight Central Asian countries; 11 Middle East countries; and the Republic of Korea, respectively. As of December 31, 1996, 69 countries with a combined population of almost one billion were covered by Service License Agreements.

     During 1996, two Subscriber Communicator manufacturers were added to the three existing manufacturers and four different types of Subscriber Communicators were approved for manufacture. ORBCOMM has development and manufacturing agreements with Kyushu Matsushita Electric Company, Ltd. (also known as "Panasonic"). ORBCOMM has also executed Subscriber Communicator Manufacturing Agreements, which include terms regarding the development, manufacture and sales support for Subscriber Communicators, with Scientific-Atlanta, Inc. ("Scientific-Atlanta"), Magellan Corporation ("Magellan"), a subsidiary of Orbital, Torrey Science Corporation ("Torrey Science") and Stellar Electronics Ltd. ("Stellar"). Panasonic has received authorization from ORBCOMM to manufacture two basic Subscriber Communicators, one with and one without the ability to receive positioning signals from the Global Positioning Satellite ("GPS") system, both of which are now commercially available. Torrey Science received authorization from ORBCOMM in August 1996 and Stellar received authorization from ORBCOMM in September 1996 to manufacture a basic Subscriber Communicator.

  Services

     ORBCOMM System service offerings for mobile data and messaging communications will fall into two broad categories with variations based on market requirements: tracking and monitoring; and message and priority communications.

     Tracking and Monitoring. ORBCOMM believes that tracking and monitoring users will include a broad group of industries that require a means of regularly collecting data from, or in some cases controlling equipment in, multiple remote locations. Major target markets include: (i) worldwide mobile asset tracking;
(ii) industrial monitoring and control applications; and (iii) environmental data collection. Many of these users manage numerous, widely dispersed sites in remote areas out of reach of the public switched telephone network ("PSTN") or terrestrial-based wireless systems, and often accomplish data collection and equipment control functions manually with on-site personnel.

     Messaging and Priority Communications. ORBCOMM believes that messaging communications users will include a broad range of commercial and consumer users who require a means of communicating with locations such as their office, dispatch center or home or who require the ability to send priority messages or positioning information. Examples include professionals who work away from their office, fleet operators who require messaging between a central office and mobile assets, and individuals who desire a means of communicating short messages or positioning information from an automobile, boat or other remote locations. These users rely on pagers, cellular phones, fleet dispatch systems and public pay phones, all of which can be unavailable, inconvenient or expensive in certain geographic locations. In remote geographic regions outside the United States, these PSTN and terrestrial-based wireless systems are not always available or cost-effective. As a satellite-based system with coverage available virtually anywhere on the Earth's surface, ORBCOMM can offer messaging services through the ORBCOMM System.

  Addressable Markets

     ORBCOMM has identified a number of industries and industry segments in the United States where there exists a demand for mobile data and messaging communications services for tracking and monitoring, which ORBCOMM views as the initial primary target applications for its services. ORBCOMM believes that certain portions of the transportation, energy, environmental and marine industries or industry segments and the U.S. government possess characteristics or requirements that are particularly well-suited to the services offered by Little LEO systems. ORBCOMM refers to these portions as "addressable markets." ORBCOMM's description of potential markets for its data and messaging communications service offerings and ORBCOMM's addressable markets represent only ORBCOMM's estimates with respect to such markets.

     Transportation. Transportation companies require a cost-effective means of regularly and reliably monitoring the location and the status of cargo globally to reduce cargo losses, improve service and better use transportation assets. The transportation market can be separated into four categories: trailers including full truckload, less-than-full truckload and private trucking; long-haul trucking; containers; and rail cars.

     ORBCOMM believes that the U.S. addressable market for full truckloads comprises non-refrigerated trailers belonging to large trucking fleets that need to improve trailer utilization, and for less-than-full truckload comprises non-refrigerated trailers that carry high-value goods and travel longer, less-than-full truckload routes (greater than 400 miles) between regional centers. The addressable market for private fleet trucks is expected to be those used in "just-in-time" manufacturing and distribution systems and which, therefore, typically require high levels of efficiency due to competition from for-hire companies. ORBCOMM expects the addressable market for refrigerated trailers to comprise those trailers for which cargo monitoring and trailer utilization are required. Trailers (both refrigerated and non-refrigerated) are being tracked by geostationary satellite-based systems (such as those offered by QUALCOMM) that offer seamless coverage, but depend on larger power sources that require the trailer to be attached to the main engine of the tractor. As a result, when the trailer is detached from the tractor, it can no longer be tracked. A low-power cellular system can be used to track untethered trailers; however, geographic coverage is limited and ORBCOMM believes that the cost of cellular roaming may make this service cost-prohibitive. Private trucking fleets typically use systems internal to their companies where each trailer's number is manually recorded as trailers enter and leave a point of distribution.

     ORBCOMM believes that its addressable portion of the U.S. long-haul trucking market is characterized by smaller fleets (typically less than 50 trucks) that need mobile communications to compete with larger fleets but have been unable to afford the service offerings where equipment costs are approximately $4,000 per unit. A low-cost alternative for these smaller fleets has been paging, although paging offers only a one-way short data link to the vehicle. ORBCOMM believes that the addressable market for the owner-operated transportation vehicle sub-segment comprises those vehicles contracted to larger, long-haul carriers. While these larger carriers resist installing $4,000 mobile communications units on vehicles they do not own, many are requiring owner-operators to equip their vehicles with mobile communications.

     ORBCOMM expects that its addressable market in the container (intermodal) industry segment in the United States will comprise those containers carrying the most valuable items subject to theft. Intermodal container transportation systems use manual systems to record containers as they enter and leave yards. Unlike the ORBCOMM System, these passive systems record where a trailer has been, but not where it is, its status or the condition of its contents.

     ORBCOMM believes that the addressable market for rail transportation will comprise those rail cars used to transport high-value cargo or hazardous cargo comprising bulk materials. The American Association of Railroads has mandated the use of automatic equipment identifiers ("AEI") on rail cars. AEI systems consist of a radio tag mounted on the rail car and a reader that records the identity of the car as it passes by. AEIs therefore share the same limitations as bar code systems because they only record where the trailer has been, not its current location, status or the condition of its contents.

     Energy. ORBCOMM believes that the ORBCOMM System can provide an effective means of monitoring and controlling various assets used in the energy industry. Pipeline operators take active measures to monitor lines and limit pipeline corrosion to comply with laws by installing cathodic protection systems that include a device called a rectifier. Protection systems also are required by federal regulations on storage tanks, utility systems and injection wells. The majority of protection system records are compiled from data collected by personnel who travel to the site and record the readings. Conventional industry practice is to install one rectifier per mile of pipeline with generally one transceiver (subscriber communication device) per rectifier. However, several pipelines can be laid along one right-of-way, with a common rectifier system, meaning that multiple rectifiers can feed into one transceiver unit. ORBCOMM believes that its addressable market comprises the aggregate number of rectifiers deployed on U.S. pipelines. In addition, ORBCOMM believes that its addressable market for wells producing natural gas and crude oil and gas and electric utility meters in the United States will be those production wells and utility meters located in remote geographic locations.

     Environmental. Many industrial companies and government agencies have a need to monitor meteorological, hydrological and environmental data such as rainfall, water levels and water quality at remote sites. For example, the Environmental Protection Agency has established standards for air and water quality that require pollution abatement procedures, which procedures rely heavily on the automated logging and collection of data from remote sites. In addition to pollutants, water monitoring devices are used to measure flow rate, temperature and water level. ORBCOMM believes that the addressable market comprises those sites that are located in highly remote areas not served by terrestrial systems, which can use Subscriber Communicators to transmit small amounts of data relatively infrequently and on an exception basis.

     Marine. ORBCOMM has identified two U.S. marine industry segments, Fisheries, and Barges and Workboats. ORBCOMM's addressable market is expected to be those fishing vessels that operate primarily in the Gulf of Alaska, the Northwest United States and the Northwestern Atlantic. These vessels usually remain at sea for extended periods and operate on extremely tight margins with operating costs that are carefully controlled. As a result, they need low-cost communications systems to meet safety and regulatory requirements and to exchange commercial and operational information with their offices, fuel providers, provisioners and packing houses. ORBCOMM expects that the addressable market for barges and workboats will comprise barges that operate without independent sources of power and carry grain, coal and other commodities. They traverse U.S. waterways in groups of barges that are "fleeted" together and pushed by towboats and require energy-efficient monitoring and communications devices to transmit position reports, cargo status reports and security information. Tugs, towboats and supply/service boats also need low-cost two-way communications to send operational and service-related data to their land-based headquarters and receive dispatch instructions in return.

     U.S. Government. ORBCOMM believes U.S. Government applications represent a major target market for its services. Pressures to contain Federal spending and specific acts of Congress have resulted in a major change in the procurement practices in the Department of Defense ("DoD") and civil agencies, causing them, where possible, to purchase satellite-based services from commercial providers. ORBCOMM believes that use of LEO systems like the ORBCOMM System will provide Government users with low-cost solutions, low probability of intercept and detection and worldwide availability. ORBCOMM believes that DoD programs have requirements that are unfulfilled by existing systems. Each program promotes the vision of extending communications down to individual soldiers and system operators. There is no dedicated DoD system available using inexpensive, small, lightweight communication units. ORBCOMM expects to compete to provide LEO service to the U.S. Government, including in connection with certain programs already announced by the U.S. Government.

     Foreign Governments. Use of Little LEO systems such as the ORBCOMM System is expected to provide foreign governments with low-cost applications, low probability of intercept and detection and worldwide availability. Potential defense applications include transmission of GPS-determined position data for maneuvering units and downed pilots and transmission of air defense, fire support data, asset tracking and tactical messaging. Potential civil government applications include wide-area clandestine communications, monitoring and control of natural resources and search and rescue functions. For foreign governments, ORBCOMM anticipates that the ORBCOMM System could improve coverage and reliability and reduce the cost of such applications.

     With respect to the provision by ORBCOMM of services using the ORBCOMM System on an international basis, ORBCOMM believes that certain of its international business activities, including its provision of services through International Licensees to foreign end-users, public or private, will be governed primarily by the internal laws of the relevant foreign countries or regions. The provision of such services may also be subject to U.S. laws, regulations and treaties regarding the export or sale of technology, products or services by U.S. companies to foreign governments or private foreign entities, including those U.S. laws, regulations and treaties that restrict or regulate the export by U.S. companies of certain sensitive technologies, products or services having military or other applications.

     Future Markets. In addition to the markets and applications (such as those described above) that have already displayed a demand for mobile data and messaging communications services, ORBCOMM believes that with the full deployment of the constellation, the ORBCOMM System's combination of capabilities will stimulate new demand, especially among potential messaging users. Internationally, ORBCOMM believes that the ORBCOMM System can offer services in developing countries or remote regions where basic telephone service or data and messaging services are not available. As a satellite-based system with coverage of virtually all of the Earth's surface, ORBCOMM can efficiently and cost-effectively offer communications services in these geographic areas through the ORBCOMM System.

  Marketing

     Domestic. The exclusive right to market the ORBCOMM System in the United States is held by ORBCOMM USA, a marketing partnership in which Teleglobe Mobile owns indirectly a 49% interest. ORBCOMM USA has developed a comprehensive marketing plan that includes distribution, applications development, customer service and pricing strategies. While offering commercial intermittent service, ORBCOMM USA is seeking to build an initial base of subscribers in the United States and expand on its agreements with key channels of distribution. During the fully operational stage, ORBCOMM expects that ORBCOMM USA's sales and marketing staff will primarily support indirect channels of distribution.

     ORBCOMM USA is in the process of negotiating and signing agreements with Resellers who purchase ORBCOMM System services directly from it and resell these services to end-users in a specific industry and/or market as part of a package that may include other products or services. In soliciting customers, the Reseller "adds value" to the basic service offering by bundling related applications software, hardware or product packaging for its respective industry or market segment. Mobile data carriers are expected to offer ORBCOMM System services by taking advantage of the ORBCOMM System's "gap-filler" properties as well as its geolocation and acknowledgment features. Such additional ORBCOMM partners are likely to come from such areas as paging, personal communications services ("PCS"), mobile data, cellular and intelligent transportation systems.

     International. The exclusive right to market the ORBCOMM System outside the United States is held by ORBCOMM International, another marketing partnership in which Teleglobe Mobile owns indirectly a 51% controlling interest. Provision of communication services using the ORBCOMM System outside the United States is expected to be achieved through International Licensees authorized by ORBCOMM International. ORBCOMM International has signed seven Service License Agreements with International Licensees and is in the process of negotiating and signing additional Service License Agreements covering various countries or regions of planned service outside of the United States.

     International Licensees will be responsible for obtaining all necessary licenses and approvals for the use of the ORBCOMM System and the construction and operation of the Gateways in the designated territories. Accordingly, in selecting authorized International Licensees for a particular country, ORBCOMM International considers such factors as an International Licensee's: (i) reputation in the marketplace; (ii) existing distribution capabilities and infrastructure; (iii) financial condition and other resources; and (iv) ability to obtain the requisite local regulatory approvals. International Licensees will pay fees for access to the ORBCOMM System in their territory, including a monthly Satellite Usage Fee. The Satellite Usage Fee is calculated as the greater of a percentage of gross operating revenues and a data throughput fee, which percentage and dollar amount may be increased by ORBCOMM International in accordance with the terms of the agreement.

     In conjunction with the execution of a Service License Agreement, an International Licensee will be required to purchase from ORBCOMM International a Gateway, which will include a specific number of Earth stations. In certain defined circumstances, an International Licensee may be permitted by ORBCOMM International to share a Gateway with another International Licensee in an adjacent territory, thereby reducing the initial out-of-pocket start-up costs for an ORBCOMM System franchise. For example, ORBCOMM International has executed a Ground Segment Facilities Use Agreement with ORBCOMM Canada, pursuant to which ORBCOMM Canada is authorized for a fee to access and use the U.S. Gateway on a shared basis with ORBCOMM USA.

  System Architecture

     Overview. The ORBCOMM System has been designed to provide for the delivery and receipt of data communications and short, alphanumeric paging-like messages anywhere in the world on a highly efficient and cost-effective basis. ORBCOMM System satellites are designed specifically for the transmission of short messages. This design focus eliminates a number of complex and expensive components such as customized spot beams, on-board switching and high-powered amplifiers that are required on larger, more complex satellites designed to carry voice, video and data traffic. The less complex and more compact design of the ORBCOMM System satellites (approximately 95 pounds) reduces the cost and time of production and enables ORBCOMM to launch multiple satellites using a single, relatively low-cost launch vehicle. The ORBCOMM System uses a digital packet-switched communication protocol. ORBCOMM believes this design will provide it with a substantial cost advantage versus the communication protocols to be used by the proposed Big LEO systems such as Iridium and Globalstar. Unlike the ORBCOMM System, Big LEO systems, which are designed primarily for two-way voice traffic, are required to establish a circuit-oriented connection over their network to transmit even short messages, which significantly increases the per-message transmission cost for short messages.

     The two operational ORBCOMM System satellites have provided ORBCOMM with significant information regarding actual satellite performance in a space environment. As a result of analyzing this information, as well as information obtained prior to launch, ORBCOMM, in conjunction with Orbital, has undertaken a redesign of certain system elements of the satellites. ORBCOMM also continues to experience, from time to time, certain technical difficulties with the ORBCOMM network, including unplanned outages of certain electronic systems and subsystems on its initial two satellites resulting in the temporary inability to process subscriber communications. While ORBCOMM believes these technical difficulties have been addressed as experienced, and that none of these difficulties has resulted in a significant degradation of satellite performance, there can be no assurance that performance degradation in these two satellites will not occur in the future.

     The ORBCOMM System consists of four operational segments: (i) a base space segment consisting of a constellation of 28 LEO satellites; (ii) a ground segment consisting of Gateways, the major elements of which include Earth stations sending and receiving signals and a message switching system that processes the message traffic; (iii) a control segment to monitor and manage the flow of information through the system; and (iv) a subscriber segment consisting of communicators used by subscribers to transmit and receive messages to and from nearby satellites.

     Space Segment. The base Space Segment will consist of a constellation of 28 satellites comprising three planes of eight satellites and two planes of two satellites in highly inclined orbits (of which one plane of two satellites has been launched), all at approximately 775 kilometers above the Earth. The two in-orbit satellites are in a 70 degrees inclined plane at an altitude of approximately 740 kilometers. The MicroStar(TM) satellites are produced by Orbital and generally will be deployed in groups of eight using Orbital's Pegasus(R) XL launch vehicle. Two satellites are to be placed in a high-inclination orbit using an Orbital Taurus(R) launch vehicle. The design of the remaining 26 satellites (as well as the eight ground spare satellites) is expected to be substantially identical.

     Under the terms of the ORBCOMM System Procurement Agreement (the "Procurement Agreement") between Orbital and ORBCOMM, ORBCOMM is purchasing, among other things, 34 LEO satellites and launch services for 26 satellites. Eight of the 34 satellites may be used as ground spares and launched in the event of the loss of satellites as a result of a launch failure or in-orbit satellite failure. In the event such satellites are not needed for such purpose, ORBCOMM intends to launch these satellites as an additional plane of eight, as authorized by the FCC License. This would increase global coverage and provide additional system redundancy. Except for the communications software, which is the responsibility of ORBCOMM, Orbital is responsible for the performance of the satellites, the U.S. Earth stations and the satellite management functionality of the Network Control Center ("NCC").

     The ORBCOMM network is unique in that both the Ground Segment and the Subscriber Segment (described below) communicate with the satellites in the same band, thus eliminating the design complexity, as well as the associated mass, power and cost, of supporting multiple radio payloads on a single satellite. The satellites also contain an intelligent packet-routing capability, including a limited store-and-forward capability.

     Ground Segment. The Ground Segment consists of Gateways strategically located throughout the world. The role of the Gateway is to provide access to the Space Segment and interface to public and private data networks. The major elements of a Gateway include:

     - Earth stations, each of which is composed of two radomes, with enclosed VHF tracking antennae, one of which is redundant, associated pedestal, controller, and radio equipment;

     - Gateway Message Switching System, which processes the message traffic and provides the interconnection to the terrestrial networks; and

     - Gateway Management System, which manages the Gateway elements.

     To provide real time services using the ORBCOMM System in a particular geographic region, an appropriately located Gateway is required. Substantially all elements of the U.S. Gateway have been constructed, including four Earth stations located in New York, Arizona, Georgia and Washington. ORBCOMM International has entered into agreements with six International Licensees for the construction of Gateways outside the United States and expects to enter into similar additional agreements in connection with the execution of new Service License Agreements. The cost and implementation of these Gateways is expected to be borne by the International Licensees.

     The Gateway satellite links have been designed to make use of single uplink and downlink channels for all ORBCOMM System satellites by using a Time Division Multiple Access ("TDMA") protocol. This protocol will permit multiple Gateways to communicate simultaneously with a single satellite. The TDMA protocol has several advantages, including the ability to provide a virtually seamless handover of a satellite from Earth station to Earth station under the centralized control of the NCC.

     Control Segment. The Control Segment monitors and manages all network elements to ensure continuous, consistent operations in the provision of quality service. The Control Segment is housed at the NCC. ORBCOMM is constructing a new NCC, which is scheduled to be completed during the third quarter of 1997, that will allow ORBCOMM to control, monitor and administer the 28 satellite constellation and ground control assets.

     The Control Segment systems include a network management system that presents the status of all network elements and a space vehicle management system. Through the U.S. Gateway, managed from the

NCC, ORBCOMM has access to the Space Segment for command and control purposes, although, consistent with the rules and regulations of the FCC, OCC maintains ultimate control over the ORBCOMM System.

     Subscriber Segment. The Subscriber Segment consists of various models of Subscriber Communicators that are generally designed to support specific application needs of users. The Subscriber Communicator models will include: (i) vehicular/battery-powered Subscriber Communicators that could be used in asset tracking, cargo monitoring, or vehicular operation monitoring; (ii) externally powered Subscriber Communicators for fixed applications such as pipeline monitoring, remote device control, or environmental monitoring; and (iii) self-contained, battery- and/or solar-powered Subscriber Communicators that would support applications where commercial or other external power is not available, including personal messaging applications.

SUMMARY SATELLITE DATA

     The most significant characteristics of the satellites that comprise the ORBCOMM System, such as their design specifications, coverage and design life, as well as licensing and launch information for the satellites, are summarized in the following table.

                      NUMBER OF                   LAUNCH                         DESIGN
                    SATELLITES(1)     PLANE      VEHICLE         LICENSED         LIFE
                    -------------   ----------  ----------  -------------------  -------
A. OPERATIONAL(2)
   1. FM 1-2              2         70 degrees  Pegasus     October 20, 1994(3)  4 Years
B. LICENSED
   1. FM 3-4              2         70 degrees  Taurus(4)   October 20, 1994     5 Years
   2. FM 5-12             8         45 degrees  Pegasus XL  October 20, 1994     5 Years
   3. FM 13-20            8         45 degrees  Pegasus XL  October 20, 1994     5 Years
   4. FM 21-28            8         45 degrees  Pegasus XL  October 20, 1994     5 Years
   5. FM 29-36(5)         8         45 degrees  Pegasus XL  October 20, 1994     5 Years

---------------
(1) Each of the satellites that comprise the ORBCOMM System is an Orbital MicroStar satellite, measuring approximately 41 inches in diameter, 6.5 inches in height, 170 inches in deployed length and 88 inches in "deployed width at solar arrays."

(2) The two ORBCOMM System satellites that are in orbit provide communications availability in the United States for approximately 10% of each 24-hour period (eight to ten passes over a fixed point on the Earth's surface each day), with maximum outages of approximately nine hours.

(3) The license for the ORBCOMM System issued to OCC by the FCC on October 20, 1994 supersedes the earlier experimental licenses granted to OCC and includes the two satellites launched by OCC in April 1995. The October 20, 1994 license grants OCC the authority to construct, launch and operate 36 LEO satellites in the United States.

(4) These two satellites are intended to be launched as a secondary payload on a Taurus launch vehicle, also manufactured by Orbital.

(5) These eight satellites represent ground spares that may be deployed as a fourth plane by ORBCOMM, provided that, subject to FCC approval, ORBCOMM may determine not to so deploy such satellites.

COMPETITION

     Competition in the communications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to use such advances on an international scale to capture significant market share. ORBCOMM inaugurated commercial service on February 1, 1996, becoming the first commercial Little LEO mobile satellite service provider. ORBCOMM believes that commencement of commercial service provides it with a head start in developing markets, distribution systems, applications and customers globally. ORBCOMM expects that potential competitors will include other Little LEO systems, such as Starsys Global Positioning, Inc. ("Starsys"), Big LEO systems, such as the Iridium and Globalstar systems and several existing and planned geosynchronous Earth orbit ("GEO") systems such as the American Mobile Satellite Corporation system.

     Starsys is licensed to construct and operate a multiple-satellite constellation that, if deployed, could compete directly with the ORBCOMM System. Starsys employs code division multiple access ("CDMA") modulation (spread spectrum) that must operate in spectrum that is allocated on both a "primary" and

"secondary" basis to Little LEO services. As a result, Starsys will operate at low power levels to avoid interference to other services. The low power levels result in a maximum transmission rate of 600 bps from Subscriber Communicators compared with 2,400 bps for the ORBCOMM System. In addition, the U.S. Government has imposed a channel occupancy limit on Starsys of 25% of that permitted for the ORBCOMM System to prevent interference to existing U.S. Government systems. ORBCOMM believes that no operational Starsys satellites will be launched until 1998 at the earliest, and that completion of the network will not be accomplished before 2000.

     One other entity has been licensed by the FCC to provide Little LEO satellite services in the United States. Volunteers in Technical Assistance ("VITA"), a not-for-profit organization, has been licensed for one of the two satellites for which it applied. VITA will use a small amount of uplink and downlink spectrum to transmit health, research and scientific data on a delayed basis between developing countries and the United States. VITA's first satellite was destroyed in 1995 as a result of a launch vehicle failure. VITA has requested that the FCC authorize it to launch a replacement satellite. It is expected that the FCC will authorize VITA to launch a replacement satellite.

     ORBCOMM does not expect that any of the other proposed Little LEO systems participating in a second licensing round before the FCC will be in a position to offer competing real time data and messaging communications services before the year 2000. Even if the FCC were to license one or more of these other applicants, ORBCOMM holds an advantage over these potential competitors by virtue of its having already obtained FCC licensing for all elements of its system in the United States, by achieving, in large part, international coordination of its designated frequencies through the ITU, and having already designed, constructed and deployed a fully functional, end-to-end system. Over the course of the next several years, ORBCOMM expects that it will obtain further advantages over these potential competitors by (i) launching the remaining satellites in the ORBCOMM System, (ii) signing agreements with additional Subscriber Communicator manufacturers, (iii) signing reseller agreements through ORBCOMM USA, (iv) signing Service License Agreements through ORBCOMM International and (v) expanding its marketing activities generally as the ORBCOMM System matures.

     Plans for other Little LEO systems have been announced in Russia, France, Tonga, Brazil, Mexico, Uganda, Australia and Korea. However, with the sole exception of the French candidate system, the ORBCOMM System and those of the other U.S. licensees are expected to occupy all but a small portion of the allocated spectrum and are protected from harmful interference from all other systems.

     The Big LEO systems, which will operate LEO mobile satellite systems using radio frequencies above 1 GHz, are not expected to be ready for real time, uninterrupted service before 1998. In addition, all the Big LEO systems are designed primarily to provide two-way voice services which require larger, more complex satellites than the ORBCOMM System satellites, and larger constellations to provide coverage. As a result, the cost of the Big LEO systems is significantly greater than those of the ORBCOMM System. Based on filings with the FCC, Iridium anticipates an initial service date in 1998 for a proposed 66-satellite constellation to provide voice and other communications services at usage charges of approximately $3.00 per minute plus tail charges (land-line extension charges). The total system cost is expected to be approximately $4.7 billion. The Globalstar system is expected to cost approximately $2.5 billion and consists of a constellation of 48 satellites with usage charges of approximately $0.55 per minute. The announced objective service date for the Globalstar system is in 1998.

     Satellite-based communications systems are characterized by high up-front costs and relatively low marginal costs of providing service. A number of Big LEO and Little LEO systems are being constructed or proposed, and while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and begin operations. Big LEO and GEO systems are designed primarily to provide two-way voice services, which require larger, more complex satellites and require a circuit-oriented connection over their network to transmit even short messages, which significantly increases their per-message cost for such short messages. However, these systems could seek to offer services similar to those offered by the ORBCOMM System. In such case, price competition could be intense.

     The ORBCOMM System is not intended to compete directly with existing and planned terrestrial messaging and data systems including cellular paging systems. ORBCOMM believes that the ORBCOMM System will complement these services, which provide low-cost services primarily in metropolitan areas where subscriber densities justify construction of radio towers. Such systems generally do not have sufficient coverage outside metropolitan areas, making them less attractive to some vertical markets such as field service operations and trucking, where assets spend large portions of their operating time outside terrestrial system coverage areas. The ORBCOMM System presents an attractive complement to tower-based services because it can provide geographic gap-filler service at affordable costs without the need for additional infrastructure investment.

     It is expected that as terrestrial communications services expand to regions that are underserved or not served by wireline or cellular services, demand for ORBCOMM System service in these regions may be reduced. ORBCOMM may also face competition in the future from companies using new technologies and new satellite systems. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on ORBCOMM. ORBCOMM's business would be adversely affected if competitors begin operations or existing or new communications service providers penetrate its target markets before completion of the ORBCOMM System. Additionally, as with any satellite-based system, the ORBCOMM System will function when there is an unobstructed line-of-sight between the user and one or more of the ORBCOMM System satellites overhead, and services will not be available inside buildings or other similar structures. There can be no assurance that these characteristics will not adversely affect subscriber demand for the ORBCOMM System.

REGULATION

  United States FCC Regulation

     Regulatory History of ORBCOMM System. All commercial non-voice, non-geosynchronous ("NVNG") satellite systems, including Little LEO systems such as the ORBCOMM System, in the United States are subject to the regulatory authority of the FCC, which is the U.S. agency with jurisdiction over commercial uses of the radio spectrum. Little LEOs must obtain an authorization from the FCC to construct and launch their satellites and to operate their satellites to provide services in assigned spectrum segments.

     On February 28, 1990, OCC filed an application with the FCC for a Little LEO system and on March 13, 1992 and May 28, 1993, the FCC awarded OCC experimental licenses to develop and test a limited Little LEO service. These licenses, plus other licenses previously granted to OCC, permitted the launch of two satellites, the construction of two ground stations, the development and production of 1,000 subscriber terminals and the marketing of revenue-producing services.

     On October 20, 1994, the FCC License was issued to OCC. Pursuant to the FCC License, OCC was granted authority by the FCC to construct, launch and operate an additional 34 satellites located 775 kilometers above Earth, in four inclined orbital and two near-polar planes, for the purpose of providing two-way data and message communications and position determination services in certain specified segments of the radio frequency spectrum. The FCC License grants OCC the authority to operate in certain segments of the radio frequency spectrum for its uplink and downlink functions.

         Uplink:       148.0-149.9 MHz
       Downlink:       137.0-138.0 MHz and 400.075-400.125 MHz

     The FCC License is for private carriage and extends ten years from the operational date of the first ORBCOMM satellite, FM1, which was April 3, 1995. The milestone requirements of the FCC License mandate that OCC launch its first two satellites by December 1998 and its remaining 34 authorized satellites by December 2000. OCC has already met the first milestone with the launch of its first two satellites, FM1 and FM2, in April 1995. OCC has set an aggressive launch schedule for 26 satellites that, if successful, will result in OCC reaching the second milestone by the end of the first quarter of 1998, subject to receipt of FCC approval by such date in the event ORBCOMM determines not to deploy the eight ground spares as a fourth plane. In addition, OCC is required, three years prior to the expiration of the FCC License, to apply for a license renewal. Although the FCC has indicated that it is inclined to grant license renewals, it is not certain that OCC's license would be renewed should it apply.

     Under the terms of a coordination agreement between Starsys and OCC, which was incorporated into the terms of the FCC License, OCC is required to shut down its left-hand circular polarization ("LHCP") satellite-to-subscriber downlink channels under certain circumstances when operation of such channels would interfere with the Starsys system. To further lessen the possibility of co-polarization interference, OCC also agreed to modify its frequency plan to locate its LHCP channels in the lower portion of the 137.0-138.0 MHz band. Although this agreement only applies to OCC's domestic operations, the FCC reserved the right to consider extending these coordination provisions to OCC's international operations if notified of actual sharing difficulties between the ORBCOMM System and Starsys.

     In 1995, the FCC granted OCC licenses to operate four Earth stations in the continental United States and granted OCC a blanket license to deploy up to 200,000 Subscriber Communicators. Thus, the ORBCOMM System is the only commercial Little LEO system to be licensed fully for all segments of its system within the United States.

     Second Processing Round. On November 16, 1994, the FCC closed the application filing period for applications for other proposed NVNG satellite systems. There are seven NVNG applicants in the second processing round (including OCC), each of which proposes to operate in all or part of the same frequencies as the ORBCOMM System in the United States.

     In its second round application before the FCC, OCC seeks authorization to construct 12 more satellites to improve its high-latitude coverage over Alaska, Canada and Europe, as well as to provide additional capacity and greater in-orbit redundancy. This proposal would require the FCC to allocate an additional 90 kHz of spectrum in the 137-138 MHz downlink to OCC. OCC also has requested use of an additional 50 kHz in the 149.9-150.05 MHz band for a worldwide gateway uplink. This spectrum, while registered to OCC, is occupied by Russian military satellite downlinks.

     Although the FCC has closed the second processing round for NVNG systems, it has not yet licensed any of the second round applicants. On October 29, 1996, the FCC issued a Notice of Proposed Rulemaking (the "Notice") that sets forth proposed rules for the second licensing round for Little LEO systems. In the Notice, the FCC indicated that there was sufficient spectrum available for only one to three additional licensees. Due to the scarcity of spectrum, the FCC proposed to limit the second processing round to applicants who were not licensed in the first processing round and are not affiliated with companies licensed in the first processing round. In addition, to the extent there are mutually exclusive applicants in the second round, the FCC has sought comments on whether it should conduct an auction for the available licenses. The FCC anticipates that it will issue a final order on licensing rules by April 1997 and that it will proceed to licensing promptly thereafter. If the FCC's proposal to limit the second licensing round to "new" applicants is adopted and upheld, it would exclude OCC from participation in the second round. If OCC is in fact excluded from the second licensing round, OCC would likely only obtain additional spectrum to provide expansion capacity for the ORBCOMM System if additional spectrum is subsequently allocated for use by Little LEO systems.

     Request for Modification of FCC License. On October 20, 1995, OCC submitted to the FCC a request for modification of the FCC License (the "Modification Request"), proposing to reduce each of the ORBCOMM System satellites' subscriber downlinks operating in the 137-138 MHz band from two to one, while changing the downlink data rate to a selectable rate of either 4.8 or
9.6 kbps, which would reduce the ORBCOMM System's overall bandwidth requirements by 40 kHz. OCC also proposed to continue to operate at 4.8 kbps in high-inclination planes, and at 56 kbps in the gateway downlink on all satellites. The Modification Request would eliminate the need for OCC to shut down its LHCP when in view of a Starsys Earth station and thus obviate many of the restrictions imposed on the ORBCOMM System under the terms of the FCC License. In addition, the Modification Request would facilitate coordination of the ORBCOMM System with Russian meteorological satellites operating in this bandwidth and could facilitate OCC's coordination efforts with the proposed French S/80-1 satellite system. Several of the other second round applicants have filed comments with the FCC opposing the Modification Request. The Modification Request has now completed the public comment cycle and OCC believes that the Modification Request will be granted within the next several months. Should the FCC fail to grant the Modification Request, it could have a material adverse effect on the ORBCOMM System.

  International Regulation

     ITU Spectrum Allocations. The ORBCOMM System operates both in the United States and internationally using frequencies allocated for Little LEO systems in the International Table of Frequency Allocations (the "International Table"). The International Table identifies radio frequency segments that have been designated for specific radio services by the member nations of the International Telecommunications Union (the "ITU"). Major portions of the 137 to 150 MHz band and a narrow portion of the spectrum band at 400 MHz have been allocated on a global basis to Little LEO systems. The specific frequency allocations for uplink and downlink operations include the following:

         Uplink:           148.0-149.9 MHz (1.9 MHz on a primary basis)
         Downlink:         137.0-138.0 MHz (675 kHz on a primary basis; 325 kHz on a
                           secondary basis)
                           400.15-401.00 MHz (850 kHz on a primary basis)

     In addition, 3 MHz of uplink and 3 MHz of downlink frequencies have been allocated on a secondary basis in the 300 MHz band. The band 400.075-400.125 MHz licensed for use by the ORBCOMM System already was allocated previously on a global basis to Time and Frequency Standard service and, OCC's planned use of this bandwidth complies with the regulations governing its use.

     A designation of "primary" places the Little LEO systems on an equal footing with existing users of these frequencies, subject to the provision that they not interfere with those services or constrain their growth and, with respect to certain countries and certain frequency bands, that the Little LEO systems not claim protection from those other services. A "secondary" designation means that the other users of the same frequencies have priority over the Little LEO systems and are not required to accommodate or avoid interference with them.

     ITU Coordination. The United States, on behalf of OCC, is required to coordinate the frequencies used by the ORBCOMM System through the ITU. ITU frequency coordination is a necessary prerequisite to obtaining interference protection from other satellite systems. The United States through the FCC, on behalf of OCC, notified the ITU that the ORBCOMM System was placed in service on April 3, 1995 and that it has operated without complaints of interference since that time. The FCC also informed the ITU that OCC has successfully completed its coordination with all other administrations except Russia and France and the FCC has notified (registered) the ORBCOMM System with the ITU except for Russia and France. ORBCOMM believes that the Modification Request would facilitate its coordination efforts with Russia and could facilitate its coordination efforts with France. OCC expects that it will successfully complete the ITU coordination process with Russia and with France in 1997, at which time the ORBCOMM System will be fully registered with the ITU and accorded protection from interference from any other subsequently developed system.

     ITU coordination is also required for the uplink ground segment of the ORBCOMM System, but is the responsibility of individual administrations. Depending on the location of particular ground stations, the applicable coordination distance specified in the ITU procedures may extend across international boundaries and require coordination by more than one government authority.

     Coordination with Intelsat and Inmarsat. Pursuant to the Intelsat treaty, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Intelsat. OCC was notified in March 1995 that this coordination with Intelsat has been completed successfully. The Inmarsat treaty similarly requires both technical and economic harm coordination. OCC was notified in October 1995 that it had successfully completed both technical and economic coordination with Inmarsat.

     Regulation of Service Providers. Primary responsibility for obtaining local regulatory approval to offer ORBCOMM System services in countries outside the United States will reside with the various International Licensees. The process for obtaining operating approval in foreign countries generally conforms to the following model. The International Licensee requests operating authority from the appropriate national regulatory body, which has the sole authority to grant an operating license. Obtaining such local regulatory approvals normally requires, among other things, that the International Licensee demonstrate the absence of interference to other authorized uses of the spectrum in each country. In some countries, this process may take longer due to heavier shared use of the applicable frequencies and, in certain other countries, may require reassignment of some existing users. The national regulatory authority may choose to associate with the ORBCOMM ITU submission. The national regulatory authority also will be required to submit so-called Appendix 3 information as required by the ITU Radio Regulations in order to coordinate and protect ORBCOMM Earth stations in the territory or region from interference by other ground systems.

     ORBCOMM Canada has received authority to operate in Canada and provide services using the ORBCOMM System. In addition, experimental or provisional operating authority for the ORBCOMM System has been granted in Japan, Italy, Germany, France, Russia, Mexico, Venezuela, Colombia, Chile and Korea to several International Licenses or proposed International Licensees.

     ORBCOMM and ORBCOMM International provide technical and regulatory assistance to International Licensees in pursuing operating authority. The assistance provided by ORBCOMM and ORBCOMM International includes actual in-country demonstrations that the ORBCOMM System can share use of the allocated spectrum with existing users while causing no harmful interference or constraining operations and growth of those systems. While International Licensees have been selected, in part, based on their perceived qualifications to obtain the requisite foreign regulatory authorizations, there can be no assurance that they will be successful in doing so, and if they are not successful, service on the ORBCOMM System will not be available in such countries. In addition, the continued operations of the International Licensees may be subject to other regulatory requirements and changes in each foreign jurisdiction.

EMPLOYEES

     As of December 31, 1996, the Company had no full-time employees.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company is a Delaware general partnership whose interests are wholly owned on an indirect basis by Teleglobe and TRI. There is no public trading market for any securities of the Company. To date, no cash distributions have been paid by the Company to either TRI or Teleglobe and the Company does not intend to do so in the near future.

     There are no distributions required to be made by the Company to its partners under the Company's Partnership Agreement. However, ORBCOMM is required to distribute to its partners, OCC and Teleglobe Mobile, a minimum annual distribution required by its Partnership Agreement in the amount of (i) 40%, multiplied by the lesser of (a) such partners' distributive share of ORBCOMM's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of ORBCOMM. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture dated August 7, 1996 among ORBCOMM, Capital, ORBCOMM USA, ORBCOMM International and Marine Midland Bank (the "Indenture") governing the Notes, no additional cash distributions are permitted to be made to the partners of ORBCOMM other than those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected income and expense data of Teleglobe Mobile and ORBCOMM for the years ended December 31, 1994, 1995 and 1996 and the selected balance sheet data of Teleglobe Mobile and ORBCOMM at December 31, 1993, 1994, 1995 and 1996 have been derived from the audited financial statements of Teleglobe Mobile and ORBCOMM. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of Teleglobe Mobile and ORBCOMM and notes thereto included elsewhere in this report.

SELECTED FINANCIAL DATA -- TELEGLOBE MOBILE

                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                      1994          1995            1996
                                                    ---------    ----------      -----------
Income and Expense Data:(1)
  Total income(2)(3)..............................  $       0    $1,034,000      $(8,062,000)
  Non-controlling interest........................          0             0          828,000
  Net income (loss)...............................   (453,000)     (291,000)      (9,495,000)

                                                              DECEMBER 31,
                                        --------------------------------------------------------
                                           1993           1994           1995           1996
                                        -----------    -----------    -----------    -----------
Balance Sheet Data:(4)
  Joint venture investment............  $10,003,000    $10,003,000    $33,512,000    $74,361,000
  Total assets........................   10,003,000     10,003,000     67,680,000     81,176,000
  Total liabilities...................      485,000        938,000        276,000      6,223,000
  Total partners' capital.............    9,518,000      9,065,000     67,404,000     74,953,000

---------------
(1) For the period July 21, 1993 (date of inception) through December 31, 1993, there were no income and expense transactions.

(2) Teleglobe Mobile is a development stage enterprise and had no significant system revenue.

(3) Comprises share in net loss of a joint venture of $0, $219,000 and $8,975,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

(4) Prior to 1995, Teleglobe Mobile had accounted for its investments in ORBCOMM and ORBCOMM International using the cost method of accounting.

SELECTED FINANCIAL DATA -- ORBCOMM

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        1994        1995             1996
                                                      --------    ---------      ------------
Income and Expense Data:(1)
  Total income(2)...................................  $     0     $ 958,415(3)   $  3,974,948(3)
  Equity in earnings (losses) of affiliates(4)......        0      (853,270)       (4,602,096)
  Excess (deficiency) of income over expenses.......   (9,062)       55,202       (19,480,178)

                                                             DECEMBER 31,
                                      ----------------------------------------------------------
                                         1993           1994            1995            1996
                                      -----------    -----------    ------------    ------------
Balance Sheet Data:
  Cash and cash equivalents.........  $         0    $ 5,000,000    $  1,784,950    $ 56,870,424
  Investments(5)....................            0              0               0      96,612,441
  Mobile Communications Satellite
     System, net(6).................   43,924,717     68,646,861     106,989,940     170,033,722
  Total assets......................   47,665,519     73,646,861     109,029,658     329,509,214
  Long-term debt....................            0      5,000,000       4,174,430     173,269,619
  Partners' capital.................   47,665,519     58,509,418      94,601,239     137,941,554

---------------
(1) For the period June 30, 1993 (date of inception) through December 31, 1993, there were no income and expense transactions.

(2) ORBCOMM is a development stage enterprise and had no significant system revenue.

(3) Comprises interest income (expense), net and a non-refundable fee received from a potential International Licensee.

(4) ORBCOMM accounts for its investments in ORBCOMM USA and ORBCOMM International using the equity method of accounting.

(5) Includes $13 million of the net proceeds of the Old Notes Offering deposited by ORBCOMM and Capital into a segregated account to be used solely for purposes of funding the development and deployment of the ORBCOMM System and related operating expenses. Also includes approximately $44.8 million in a segregated account to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998 (the "Pledge Account") and approximately $3.8 million in a segregated account related to the loan (the "MetLife Note") provided under the Loan and Security Agreement dated December 22, 1994 between the Company and MetLife Capital Corporation ("MetLife").

(6) Represents the ORBCOMM System.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1993, Teleglobe, acting through Teleglobe Mobile, and Orbital, acting through OCC, formed ORBCOMM. Each of Teleglobe Mobile and OCC owns a 50% interest in ORBCOMM, with TRI through TR (U.S.A.) Ltd. holding a 30% interest in Teleglobe Mobile. Concurrently with the formation of ORBCOMM, Teleglobe Mobile and OCC formed two marketing partnerships, ORBCOMM USA and ORBCOMM International (collectively, the "Marketing Partnerships"), with the exclusive right to market the ORBCOMM System in the United States and internationally, respectively. ORBCOMM is a 98% general and limited partner in each of the Marketing Partnerships, while Teleglobe Mobile and OCC control the remaining 2% of ORBCOMM International and ORBCOMM USA, respectively. OCC retains control over the applicable FCC licenses and the ORBCOMM System, consistent with FCC regulations.

     Teleglobe Mobile and OCC invested an aggregate of approximately $160 million in the ORBCOMM project. In addition, on August 7, 1996, ORBCOMM and Capital completed the Old Notes Offering. In January 1997, all of the Old Notes were exchanged for the Notes, which are substantially similar to the Old Notes, except that the Notes are registered under the Securities Act of 1933, as amended. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile, OCC, ORBCOMM USA and ORBCOMM International, except that the guarantees are nonrecourse to the shareholders and/or partners of the guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law.

ORGANIZATIONAL STRUCTURE; FINANCIAL REPORTING

     Pursuant to the terms of the partnership agreements for ORBCOMM and the Marketing Partnerships: (i) Teleglobe Mobile and OCC share equal responsibility for the operational and financial affairs of ORBCOMM; (ii) Teleglobe Mobile generally controls the operational and financial affairs of ORBCOMM International; and (iii) OCC generally controls the operational and financial affairs of ORBCOMM USA. Investors are encouraged to refer to the financial statements of Teleglobe Mobile, ORBCOMM and ORBCOMM International included elsewhere in this report.

     ORBCOMM International pays to Teleglobe Mobile an International Output Capacity Charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States, Teleglobe Mobile, in turn, pays to ORBCOMM an International System Charge that is a quarterly fee equal to the International Output Capacity Charge minus 1.15% of Total Aggregate Revenues defined as the total of ORBCOMM USA and ORBCOMM International total system service revenues.

SERVICE ROLL-OUT

     The roll-out of ORBCOMM System services will occur in two stages. Commercial intermittent service commenced in the United States in February 1996. ORBCOMM, through ORBCOMM USA, serves several U.S. market segments that can benefit from intermittent data communications services, such as oil and gas pipeline monitoring, certain environmental monitoring, and tracking and positioning applications. As additional satellites are added to the constellation, it will become possible to serve additional market segments such as certain messaging applications that require real time services. Two additional satellites are planned to be launched on a Taurus launch vehicle and an additional eight satellites are planned to be launched on a Pegasus XL launch vehicle during the third quarter of 1997. Service outside the United States will be provided as International Licensees receive regulatory approval and build network ground systems.

     To facilitate the introduction and development of commercial service, ORBCOMM procured several thousand Subscriber Communicators from certain of its Subscriber Communicator manufacturers. ORBCOMM believes that this inventory will be sufficient to support certain market sales activities into the second half of 1997.

REVENUE

     ORBCOMM International pays to the Company an International Output Capacity Charge that is a quarterly fee equal to 23% of its total service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. In addition, ORBCOMM International derives revenue under the gateway procurement contracts executed by it in connection with the Service License Agreements or the sale of Subscriber Communicator hardware.

     ORBCOMM International has a standard Service License Agreement for execution by International Licensees outside the United States. International Licensees are responsible for obtaining all necessary licenses and approvals for use of the ORBCOMM System in their territory. Certain International Licensees will pay to ORBCOMM International a fixed fee in exchange for the exclusive right to use the ORBCOMM System in a specified service territory. In addition, International Licensees will pay a monthly Satellite Usage Fee based on the greater of a percentage of gross operating revenues and a data throughput fee. On the execution of a Service License Agreement, International Licensees are required to purchase a Gateway from ORBCOMM International or share the U.S. Gateway or a closely located Gateway operated by an International Licensee.

     Retail pricing in their respective territories will be at the discretion of the International Licensees and is expected to vary from country to country to reflect variations in economic conditions, the availability of substitute services, local customs and government policy as required to be competitive with other services.

OPERATING EXPENSES

     In 1996, Teleglobe Mobile entered into an Administrative Services Agreement with Teleglobe. Under this agreement, Teleglobe provides management services to the Company. Teleglobe invoices the Company for those services on a monthly basis. In addition, the Company is obligated to pay quarterly to ORBCOMM a System Charge in consideration of ORBCOMM's grant to the Company of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. Such System Charge is calculated as 23% of ORBCOMM International's total service revenues for such quarter minus 1.15% of Total Aggregate Revenues, as defined above.

RESULTS OF OPERATIONS

     Teleglobe Mobile is a holding company that does not conduct stand-alone operations. Its assets consist almost exclusively of its interests in ORBCOMM and ORBCOMM International. Thus, the following disclosure regarding the results of operations of ORBCOMM and ORBCOMM International directly reflect Teleglobe Mobile's results of operations.

  ORBCOMM

     ORBCOMM commenced commercial intermittent service in the United States on February 1, 1996 and has generated nominal revenues and negative cash flow. ORBCOMM's activities have focused primarily on the acquisition of regulatory approvals for operation of the ORBCOMM System, design, construction and deployment of its initial satellites and associated network systems, negotiation of agreements with domestic Resellers, execution of Service License Agreements with International Licensees, identification of potential International Licensees in countries outside the United States, identification and authorization of Subscriber Communicator manufacturers and hiring of management and other key personnel. ORBCOMM expects to continue to generate negative cash flow through most of 1998.

     Income. In 1995, ORBCOMM received a nonrefundable fee from a potential International Licensee. ORBCOMM recognized this nonrefundable fee over the term of the relevant agreement. No such fees were received in earlier periods or during the year ended December 31, 1996.

     In late 1994, ORBCOMM received the MetLife Note to help finance a portion of the ORBCOMM System. In addition, in August 1996, ORBCOMM closed the Old Notes Offering. The proceeds from the sale of the Old Notes are invested primarily in short term government securities, with certain restrictions attached to all of the investment portfolio. In January 1997, all of the Old Notes were exchanged for the Notes. ORBCOMM recognized interest income on the invested portion of the MetLife Note and the proceeds of the Old Notes Offering of approximately $58,000 and $3,861,000 for the years ended December 31, 1995 and 1996, respectively. Teleglobe Mobile continues to serve as a guarantor of the Notes.

     Expenses. As discussed above, ORBCOMM is in its development stage and does not anticipate emerging from the development stage until mid-1998. During the construction phase of the ORBCOMM System, ORBCOMM has capitalized all construction costs, consisting primarily of satellites, launch vehicles and the U.S. ground segment acquired from Orbital. Research and development expenses and selling, general and administrative costs have been expensed in the period incurred. Interest expense, where appropriate, related to the MetLife Note, the Old Notes and the Notes has been capitalized as part of the historical cost of the ORBCOMM System.

     ORBCOMM incurred approximately $9,000, $50,000 and $6,933,000 of marketing, administrative and other expenses for the years ended December 31, 1994, 1995 and 1996, respectively. ORBCOMM incurred approximately $5,453,000 of ORBCOMM System engineering expenses for the year ended December 31, 1996 (none for the years ended December 31, 1994 and 1995). ORBCOMM is capitalizing a portion of engineering direct labor costs that relates to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. ORBCOMM also incurred approximately $6,199,000 in ORBCOMM System depreciation expense for the year ended December 31,

1996, as the ORBCOMM System became available for service in early 1996 (none for the years ended December 31, 1994 and 1995).

     Equity in Earnings (Losses) of Affiliates. ORBCOMM recognized its share of ORBCOMM USA's and ORBCOMM International's losses, consisting primarily of marketing expenses, of approximately $853,000 for the year ended December 31, 1995 and approximately $4,602,000 for the year ended December 31, 1996 (none for the year ended December 31, 1994). Each of ORBCOMM USA and ORBCOMM International formally began their marketing efforts in 1995 in anticipation of commercial service in 1996.

  ORBCOMM International

     Expenses. ORBCOMM International incurred approximately $1,692,000 of marketing and administrative expenses for the year ended December 31, 1996 (none for the years ended December 31, 1994 and 1995). In addition, ORBCOMM International pays to the Company an International Output Capacity Charge that is a quarterly fee equal to 23% of its service revenues for such calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

     Service License Agreements. During 1996, ORBCOMM International signed five Service License Agreements and associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The Service License Agreements authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communication services. Under these agreements, approximately $6,147,000 has been received and recorded as deferred revenue at December 31, 1996. ORBCOMM International generally recognizes fees from Service License Agreements ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

LIQUIDITY AND CAPITAL RESOURCES

     Teleglobe Mobile obtains its funding from its indirect partners, Teleglobe and TRI. Teleglobe Mobile's and OCC's total capital commitments to ORBCOMM are approximately $85,000,000 and $75,000,000, respectively, all of which have been contributed through December 31, 1996. Capital contributions by Teleglobe Mobile and OCC through December 31, 1995 were approximately $35,000,000 and $62,000,000, respectively.

     The development of ORBCOMM's business, launch of the initial two satellites and construction of the network control center and U.S. Gateway have resulted in substantial capital expenditures during the past several years. Capital expenditures by ORBCOMM were approximately $25,000,000, $38,000,000, and $69,000,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     A combination of operating losses and substantial capital expenditures related to the development of the ORBCOMM System has resulted in negative cash flow since 1994. Funding of this cash flow deficiency has been accomplished through capital contributions from OCC and Teleglobe Mobile and through the proceeds from the Old Notes Offering and the MetLife Note. ORBCOMM expects to have to continue to fund operating losses as it develops and expands its business. ORBCOMM has set aside a sufficient amount in a segregated account to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998. Following August 15, 1998, interest expense on the Notes will represent a significant cash requirement for ORBCOMM.

     The total cost of the construction and deployment of the ORBCOMM System is estimated to be approximately $258,000,000. Of this amount, approximately $202,000,000 will be used for the satellite constellation, ground spares and launch services, approximately $30,000,000 will be used for the U.S. ground segment, approximately $8,000,000 will be used for insurance and approximately $18,000,000 will be used for other costs. As of December 31, 1996, approximately $176,000,000 of this amount had been expended. Teleglobe Mobile and OCC have invested approximately $160,000,000 in the ORBCOMM project. Such equity investment, together with the proceeds of the Old Notes Offering and cash expected to be generated from operations, is expected to allow ORBCOMM to meet its financial obligations through at least the end of 1997. ORBCOMM believes that a significant portion of cash from ORBCOMM's operations through the end of 1997 will be generated through international license fees obtained by entering into Service License Agreements. ORBCOMM expects that its capital requirements in 1998 will be provided by cash flows from operations and, consistent with the covenants contained in the Indenture governing the Notes, credit facilities and operating lease arrangements.

     The Notes contain a revenue participation feature providing for payment by ORBCOMM, on each interest payment date, of interest ("Revenue Participation Interest") in an aggregate amount equal to 5.0% of System Revenue (as defined in the Indenture) for the six-month period ending on December 31 or June 30 most recently completed prior to such interest payment date. ORBCOMM is not required to pay any Revenue Participation Interest, however, until the Credit Parties Fixed Charge Coverage Ratio (as defined in the Indenture) for the four consecutive fiscal quarters last completed prior to such interest payment date equals or exceeds 2.0:1. The Notes are fully and unconditionally guaranteed on a joint and several basis by Teleglobe Mobile, OCC, ORBCOMM International and ORBCOMM USA. The guarantees are nonrecourse to the shareholders and/or partners of the guarantors.

     There are no distributions required to be made by Teleglobe Mobile to its partners under its Partnership Agreement. However, ORBCOMM is required to distribute to its partners, Teleglobe Mobile and OCC, a minimum annual distribution required by its Partnership Agreement in the amount of (i) 40%, multiplied by the lesser of (a) such partners' distributive share of ORBCOMM's taxable income for the preceding year, and (b) the excess, if any, of cumulative Net Income (as defined) over cumulative Net Loss (as defined) allocated to such partner since the inception of ORBCOMM. All other distributions are to be made at the discretion of the partners. Pursuant to the covenants contained in the Indenture, no additional cash distributions are permitted to be made to the partners of ORBCOMM other than those distributions that satisfy the requirements of the various limitations on "Restricted Payments" contained in the Indenture.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

TELEGLOBE MOBILE PARTNERS
  Auditors' Report..........................................   23
  Report of Independent Certified Public Accountants........   24
  Consolidated Balance Sheets as of December 31, 1995 and
     1996...................................................   25
  Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1995 and 1996 and Total Accumulated
     During Development Stage through December 31, 1996.....   26
  Consolidated Statements of Partners' Capital for the Years
     Ended December 31, 1993, 1994, 1995 and 1996...........   27
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1993, 1994, 1995 and 1996 and Total Cash
     Flows During Development Stage through December 31,
     1996...................................................   28
  Notes to Consolidated Financial Statements................   29
ORBCOMM GLOBAL, L.P.
  Independent Auditors' Report..............................   33
  Balance Sheets as of December 31, 1995 and 1996...........   34
  Statements of Income and Expenses for the Years Ended
     December 31, 1994, 1995 and 1996 and Total Accumulated
     During Development Stage through December 31, 1996.....   35
  Statements of Partners' Capital for the Years Ended
     December 31, 1993, 1994, 1995 and 1996.................   36
  Statements of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996 and Total Cash Flows During
     Development Stage through December 31, 1996............   37
  Notes to Financial Statements.............................   38
ORBCOMM INTERNATIONAL PARTNERS, L.P.
  Independent Auditors' Report..............................   44
  Balance Sheets as of December 31, 1995 and 1996...........   45
  Statements of Income and Expenses for the Years Ended
     December 31, 1994, 1995 and 1996 and Total Accumulated
     During Development Stage through December 31, 1996.....   46
  Statements of Partners' Capital for the Years Ended
     December 31, 1993, 1994, 1995 and 1996.................   47
  Statements of Cash Flows for the Years Ended December 31,
     1994, 1995 and 1996 and Total Cash Flows During
     Development Stage through December 31, 1996............   48
  Notes to Financial Statements.............................   49

                                AUDITORS' REPORT

To the Partners of
Teleglobe Mobile Partners

We have audited the consolidated balance sheet of Teleglobe Mobile Partners (a development stage enterprise) as at December 31, 1995 and the consolidated statements of operations, partners' capital and cash flows for each of the years in the two year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as at December 31, 1995 and the results of its operations, partners' capital and cash flows for each of the years in the two year period ended December 31, 1995 in accordance with generally accepted accounting principles in the United States of America.

                                          Grant Thornton
                                          General Partnership
                                          Chartered Accountants

Montreal, Canada
June 25, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Partners
Teleglobe Mobile Partners
(a development stage enterprise)

We have audited the consolidated balance sheet of Teleglobe Mobile Partners (a development stage enterprise) as of December 31, 1996, and the consolidated statements of operations, partners' capital and cash flows for the year then ended and for the period from July 21, 1993 (date of inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Teleglobe Mobile Partners (a development stage enterprise) as of December 31, 1996, and the results of its operations, partners' capital and cash flows for the year then ended and for the period from July 21, 1993 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Vienna, Virginia
February 19, 1997

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $34,168    $ 1,618
  Accounts receivable.......................................        0         17
  Prepaid contract costs....................................        0      3,871
  Due from an affiliate, without interest and repayment
     terms..................................................        0      1,309
                                                              -------    -------
     Total current assets...................................   34,168      6,815
  Joint venture investment..................................   33,512     74,361
                                                              -------    -------
          TOTAL ASSETS......................................  $67,680    $81,176
                                                              =======    =======

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Accounts payable and accrued liabilities..................  $   271    $   899
  Deferred revenue..........................................        0      6,147
                                                              -------    -------
     Total current liabilities..............................      271      7,046
  Non-controlling interest..................................        5       (823)
                                                              -------    -------
     Total Liabilities......................................      276      6,223

PARTNERS' CAPITAL
  Teleglobe Mobile, L.P. ...................................   46,711     51,942
  TR (U.S.A.) Ltd. .........................................   20,221     22,486
  Teleglobe Mobile Investment Inc. .........................      472        525
                                                              -------    -------
     Total Partners' Capital................................   67,404     74,953
                                                              -------    -------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $67,680    $81,176
                                                              =======    =======

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                                                                                      TOTAL
                                                                                   ACCUMULATED
                                                                                     DURING
                                                           YEAR ENDED              DEVELOPMENT
                                                          DECEMBER 31,            STAGE THROUGH
                                                   ---------------------------    DECEMBER 31,
                                                   1994      1995       1996          1996
                                                   -----    ------    --------    -------------
INCOME
  Product sales..................................  $   0    $    0    $      8      $      8
  Interest income................................      0     1,253         905         2,158
  Share in net loss of a joint venture...........      0      (219)     (8,975)       (9,194)
                                                   -----    ------    --------      --------
     Total Income................................      0     1,034      (8,062)       (7,028)

EXPENSES
  Cost of product sales..........................      0         0           6             6
  Operating expenses.............................    453       743       1,967         3,648
  Financial charges..............................      0         0         288           288
                                                   -----    ------    --------      --------
     Total Expenses..............................    453       743       2,261         3,942

Income (loss) before non-controlling interest....   (453)      291     (10,323)      (10,970)

Non-controlling interest.........................      0         0         828           828
                                                   -----    ------    --------      --------

NET INCOME (LOSS)................................  $(453)   $  291    $ (9,495)     $(10,142)
                                                   =====    ======    ========      ========

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                           (IN THOUSANDS OF DOLLARS)

                                                               GENERAL PARTNERS
                                                 ---------------------------------------------
                                                                   TELEGLOBE
                                                  TELEGLOBE         MOBILE        TR (U.S.A.)
                                                 MOBILE, L.P.   INVESTMENT INC.       LTD.        TOTAL
                                                 ------------   ---------------   ------------   -------
  Capital contributions........................    $ 9,903           $100           $      0     $10,003
  Net loss.....................................       (480)            (5)                 0        (485)
                                                   -------           ----           --------     -------
PARTNERS' CAPITAL, DECEMBER 31, 1993...........      9,423             95                  0       9,518

  Net loss.....................................       (449)            (4)                 0        (453)
                                                   -------           ----           --------     -------
PARTNERS' CAPITAL, DECEMBER 31, 1994...........      8,974             91                  0       9,065

  Capital contributions........................     27,719            281             31,062      59,062
  Excess of contributions from a new partner to
     the existing partners.....................     10,587            106            (10,693)          0
  Net income...................................        134              1                156         291
  Share of financing fees of a joint venture...       (703)            (7)              (304)     (1,014)
                                                   -------           ----           --------     -------
PARTNERS' CAPITAL, DECEMBER 31, 1995...........     46,711            472             20,221      67,404

  Capital contributions........................      9,256             94              7,650      17,000
  Excess of contributions from a new partner to
     the existing partners.....................      2,525             25             (2,550)          0
  Net loss.....................................     (6,580)           (67)            (2,848)     (9,495)
  Share of unrealized gains on
     available-for-sale investments of a joint
     venture...................................         30              1                 13          44
                                                   -------           ----           --------     -------
PARTNERS' CAPITAL, DECEMBER 31, 1996...........    $51,942           $525           $ 22,486     $74,953
                                                   =======           ====           ========     =======

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                      TOTAL
                                                                                   CASH FLOWS
                                                                                     DURING
                                                                                   DEVELOPMENT
                                                    YEAR ENDED DECEMBER 31,       STAGE THROUGH
                                                 -----------------------------    DECEMBER 31,
                                                 1994       1995        1996          1996
                                                 -----    --------    --------    -------------
OPERATING ACTIVITIES
  Net income (loss)..........................    $(453)   $    291    $ (9,495)     $(10,142)
  Non-cash items:
     Share in net loss of a joint venture....        0         219       8,975         9,194
     Non-controlling interest................        0           0        (828)         (828)
  Changes in non-cash operating balances:
     Accounts receivable.....................        0           0         (17)          (17)
     Prepaid contract costs..................        0           0      (3,871)       (3,871)
     Accounts payable and accrued
       liabilities...........................      453        (667)        628           899
     Deferred revenue........................        0           0       6,147         6,147
                                                 -----    --------    --------      --------
       CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES.........................        0        (157)      1,539         1,382
                                                 -----    --------    --------      --------

INVESTING ACTIVITIES
  Net increase in a joint venture
     investment..............................        0     (23,728)    (49,780)      (83,511)
  Due from an affiliate......................        0           0      (1,309)       (1,309)
                                                 -----    --------    --------      --------
       CASH USED IN INVESTING ACTIVITIES.....        0     (23,728)    (51,089)      (84,820)
                                                 -----    --------    --------      --------

FINANCING ACTIVITIES
  Share of financing fees of a joint
     venture.................................        0      (1,014)          0        (1,014)
  Partners' contributions....................        0      59,062      17,000        86,065
  Non-controlling interest...................        0           5           0             5
                                                 -----    --------    --------      --------
       CASH PROVIDED BY FINANCING
          ACTIVITIES.........................        0      58,053      17,000        85,056
                                                 -----    --------    --------      --------
INCREASE (DECREASE) IN CASH..................        0      34,168     (32,550)        1,618
Cash, beginning of period....................        0           0      34,168             0
                                                 -----    --------    --------      --------
CASH, END OF PERIOD..........................    $   0    $ 34,168    $  1,618      $  1,618
                                                 =====    ========    ========      ========
CASH REPRESENTS CASH AND CASH EQUIVALENTS

       (See accompanying notes to the consolidated financial statements)

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

(1)  GOVERNING STATUTES AND NATURE OF OPERATIONS

     Teleglobe Mobile Partners, a Delaware general partnership (the "Partnership") was originally formed July 21, 1993, in accordance with the provisions of the Delaware Uniform Partnership Law for purposes of being a general and a limited partner in ORBCOMM Global, L.P. ("ORBCOMM Global"), a Delaware limited partnership providing international wireless data communications services. The Partnership also carries on marketing activities through its subsidiary, ORBCOMM International Partners, L.P. ("ORBCOMM International"). As of June 29, 1994, the original Partnership was amended and restated by admitting a new partner to the Partnership. The Partnership's term commenced on June 29, 1994 and shall terminate on December 31, 2015.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The Partnership holds a 50% Participation Percentage in ORBCOMM Global, which in turn holds a 98% non-controlling interest in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International, two other partnerships formed to market the ORBCOMM system.

     The Partnership also directly holds a 2% Participation Percentage in ORBCOMM International bringing its direct and indirect Participation Percentage to 51%. Teleglobe Mobile Partners controls the operational and financial affairs of ORBCOMM International.

     The Partnership is in its development stage, devoting substantially all of its efforts to establishing a new communications business through ORBCOMM Global. Operations are expected to commence in 1998. The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting, in conformity with generally accepted accounting principles in the United States of America and, where applicable, are in general conformity with practices prevailing in the telecommunications industry. They include the accounts of the Partnership and its subsidiary, ORBCOMM International. All significant intercompany transactions and balances have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Joint venture investment

     The investment in ORBCOMM Global is accounted for using the equity method.

     Goodwill, consisting of the excess of the cost of the Partnership's investment over its equity in the underlying net assets of ORBCOMM Global at the acquisition date, is included in the joint venture investment. Goodwill is amortized on a straight-line basis, starting October 1, 1996, over the estimated economic useful life of the ORBCOMM system.

  Revenue recognition

     ORBCOMM International generally recognizes fees from Service License Agreements ("SLAs") with its International Licensees ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) executed in connection with SLAs or sale of subscriber communicator hardware is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

  Income taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the consolidated financial statements.

  Cash and cash equivalents

     The Partnership considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Fair value of financial instruments

     The carrying value of the Partnership's cash and cash equivalents, receivables, and accounts payable approximates fair value since all such instruments are short-term in nature.

(3)  JOINT VENTURE INVESTMENT

     As at December 31, 1996, goodwill, net of accumulated amortization in the amount of $63, included in the joint venture investment amounts to $4,562 (none in 1995).

     The following tables summarize the information concerning the income, assets and liabilities of ORBCOMM Global.

                                                                                       TOTAL
                                                                                    ACCUMULATED
                                                                                      DURING
                                                                                    DEVELOPMENT
                                                       YEAR ENDED DECEMBER 31,     STAGE THROUGH
                                                       ------------------------    DECEMBER 31,
                                                       1994    1995      1996          1996
                                                       ----    ----    --------    -------------
Income statement data
  Income.............................................  $ 0     $958    $  3,975      $  4,933
  Net income (loss)..................................   (9)      55     (19,480)      (19,434)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Balance sheet data
  Total assets..............................................  $109,029    $329,509
  Total liabilities.........................................    14,428     191,567
  Partners' capital
     Teleglobe Mobile Partners..............................    33,517      73,596
     Orbital Communications Corporation.....................    61,084      64,346

     Based on its current assessment of the overall business prospects of ORBCOMM Global's marketing partnerships and the ORBCOMM System, the Partnership believes its investment of approximately $74,000 in ORBCOMM Global is fully recoverable. If in the future, the ORBCOMM Global business is not successful, the Partnership may be required to expense part or all of its investment.

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

(4)  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $1,300 from ORBCOMM Global that represents net cash outflow to ORBCOMM Global (none for the year ended December 31, 1995). ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM Global.

     As of December 31, 1996, ORBCOMM International had a payable of approximately $225 to Teleglobe Canada Inc., an affiliate of the Partnership, for a contracted employee to provide international marketing services (none for the year ended December 31, 1995).

     In 1996, the Partnership entered into an Administrative Services Agreement with Teleglobe Inc. ("Teleglobe"), the ultimate parent company of the Partnership. Under this agreement, Teleglobe provides management services to the Partnership. Teleglobe invoices the Partnership for those services on a monthly basis. As of December 31, 1996, the Partnership owed Teleglobe approximately $155 ($271 for the year ended December 31, 1995).

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $7 for bonus payments to ORBCOMM International employees paid on behalf of Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation, for employees previously employed by OCC (none for the year ended December 31, 1995).

(5)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM Global and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by the Partnership, OCC, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively, the "Guarantors"), except that the guarantees are nonrecourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM Global used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800, to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

     The Partnership is obligated to pay quarterly to ORBCOMM Global a System Charge in consideration of ORBCOMM Global's grant to the Partnership of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States. Such System Charge is calculated as 23% of

                           TELEGLOBE MOBILE PARTNERS
                        (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

(5)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
ORBCOMM International's total service revenues for such quarter ("International Output Capacity Charge") minus 1.15% of aggregate system service revenues, defined as the total of ORBCOMM International and ORBCOMM USA total system service revenues. If the International Output Capacity Charge is less than 1.15% of aggregate system service revenues as described above, then the Partnership is not required to pay and does not owe any portion of the System Charge to ORBCOMM Global. The Partnership in turn has granted to ORBCOMM International, these same privileges and the exclusive use of the ORBCOMM System Assets located outside the United States for a period of 20 years. In consideration for this grant, ORBCOMM International has agreed to pay to the Partnership an International Output Capacity Charge. As of December 31, 1996, no such charge has been incurred.

     The Partnership is committed to invest approximately $85,000 in the ORBCOMM project. As of December 31, 1996, this amount has already been invested entirely ($34,753 as of December 31, 1995).

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years. As of December 31, 1996, ORBCOMM International has approximately $3,800 of prepaid contract costs which represent advanced payments to these manufacturers. Total commitments remaining under these agreements approximate $14,000.

(6)  SERVICE LICENSE AGREEMENTS

     During 1996, ORBCOMM International signed five SLAs and the associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communications services. Under these agreements, approximately $6,000 has been received and recorded as deferred revenues at December 31, 1996. ORBCOMM International is obligated to ship six Gateways to certain international licensees under these agreements.

(7)  RECLASSIFICATION OF PRIOR YEARS BALANCES

     Certain amounts in prior year's financial statements have been reclassified to conform with the current year presentation.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM Global, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM Global, L.P. ("ORBCOMM") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) through December 31, 1996. These financial statements are the responsibility of ORBCOMM's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses and its cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1995            1996
                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,784,950    $ 56,870,424
  Short-term available-for-sale investments.................             0      31,433,390
  Short-term held-to-maturity investments...................             0      23,335,992
  Receivable -- Orbital Communications Corporation..........             0         114,784
  Receivables -- other......................................             0         637,727
  Inventory.................................................       446,684       1,751,270
                                                              ------------    ------------
     Total Current Assets...................................     2,231,634     114,143,587
LONG TERM ASSETS:
  Long-term available-for-sale investments..................             0      20,364,987
  Long-term held-to-maturity investments....................             0      21,478,072
  Receivables -- other......................................             0         517,370
  Mobile Communications Satellite System, net of accumulated
     depreciation...........................................   106,989,940     170,033,722
  Other assets, net.........................................             0       6,137,567
  Investments in and advances to affiliates.................      (191,916)     (3,166,091)
                                                              ------------    ------------
          TOTAL ASSETS......................................  $109,029,658    $329,509,214
                                                              ============    ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Current portion of long-term debt.........................  $    904,811    $    991,652
  Accounts payable..........................................     4,037,675       4,610,786
  Accrued expenses..........................................     6,116,314      13,687,255
  Deferred revenue..........................................       100,000               0
                                                              ------------    ------------
     Total Current Liabilities..............................    11,158,800      19,289,693
  Long-term debt............................................     3,269,619     172,277,967
                                                              ------------    ------------
     Total Liabilities......................................    14,428,419     191,567,660
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................    33,517,008      73,595,777
  Orbital Communications Corporation........................    61,084,231      64,345,777
                                                              ------------    ------------
     Total Partners' Capital................................    94,601,239     137,941,554
                                                              ------------    ------------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $109,029,658    $329,509,214
                                                              ============    ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                       TOTAL
                                                                                    ACCUMULATED
                                                                                      DURING
                                                                                    DEVELOPMENT
                                                 YEAR ENDED DECEMBER 31,           STAGE THROUGH
                                           ------------------------------------    DECEMBER 31,
                                            1994        1995           1996            1996
                                           -------    ---------    ------------    -------------
INCOME:
  Product sales..........................  $     0    $       0    $    268,350    $    268,350
  Distribution fees......................        0      900,000         100,000       1,000,000
  Other..................................        0            0          52,410          52,410
                                           -------    ---------    ------------    ------------
     Total Income........................        0      900,000         420,760       1,320,760
EXPENSES:
  Cost of product sales..................        0            0         268,350         268,350
  Depreciation...........................        0            0       6,198,519       6,198,519
  Engineering expenses...................        0            0       5,453,299       5,453,299
  Marketing, administrative and other
     expenses............................    9,062       49,943       6,932,862       6,991,867
                                           -------    ---------    ------------    ------------
     Total Expenses......................    9,062       49,943      18,853,030      18,912,035
                                           -------    ---------    ------------    ------------
     Income (loss) from operations.......   (9,062)     850,057     (18,432,270)    (17,591,275)
OTHER INCOME AND EXPENSES:
  Interest income (expenses), net........        0       58,415       3,554,188       3,612,603
  Equity in earnings (losses) of
     affiliates..........................        0     (853,270)     (4,602,096)     (5,455,366)
                                           -------    ---------    ------------    ------------
EXCESS (DEFICIENCY) OF INCOME
  OVER EXPENSES..........................  $(9,062)   $  55,202    $(19,480,178)   $(19,434,038)
                                           =======    =========    ============    ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                                                        ORBITAL
                                                 TELEGLOBE MOBILE    COMMUNICATIONS
                                                     PARTNERS         CORPORATION         TOTAL
                                                 ----------------    --------------    ------------
  Capital contributions........................    $10,000,000        $38,148,997      $ 48,148,997
  Excess (deficiency) of income over
     expenses..................................              0                  0                 0
  Financing fees...............................       (241,739)          (241,739)         (483,478)
                                                   -----------        -----------      ------------
PARTNERS' CAPITAL, DECEMBER 31, 1993...........      9,758,261         37,907,258        47,665,519
  Capital contributions........................              0         10,852,961        10,852,961
  Excess (deficiency) of income over
     expenses..................................         (4,531)            (4,531)           (9,062)
                                                   -----------        -----------      ------------
PARTNERS' CAPITAL, DECEMBER 31, 1994...........      9,753,730         48,755,688        58,509,418
  Capital contributions........................     24,750,000         13,315,265        38,065,265
  Excess (deficiency) of income over
     expenses..................................         27,601             27,601            55,202
  Financing fees...............................     (1,014,323)        (1,014,323)       (2,028,646)
                                                   -----------        -----------      ------------
PARTNERS' CAPITAL, DECEMBER 31, 1995...........     33,517,008         61,084,231        94,601,239
  Capital contributions........................     49,775,000         12,957,777        62,732,777
  Excess (deficiency) of income over
     expenses..................................     (9,740,089)        (9,740,089)      (19,480,178)
  Unrealized gains on available-for-sale
     investments...............................         43,858             43,858            87,716
                                                   -----------        -----------      ------------
PARTNERS' CAPITAL, DECEMBER 31, 1996...........    $73,595,777        $64,345,777      $137,941,554
                                                   ===========        ===========      ============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                                 TOTAL CASH
                                                                                                FLOWS DURING
                                                                                                 DEVELOPMENT
                                                            YEAR ENDED DECEMBER 31,             STAGE THROUGH
                                                  -------------------------------------------   DECEMBER 31,
                                                      1994           1995           1996            1996
                                                  ------------   ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over expenses...  $     (9,062)  $     55,202   $ (19,480,178)  $ (19,434,038)
  ADJUSTMENTS TO RECONCILE EXCESS (DEFICIENCY)
    OF INCOME OVER EXPENSES TO NET CASH PROVIDED
    BY (USED IN) OPERATING ACTIVITIES:
    Depreciation................................             0              0       6,198,519       6,198,519
    Amortization of financing fees..............             0              0         306,594         306,594
    Equity in losses of affiliates..............             0        833,670       4,602,096       5,435,766
    Increase in receivable -- Orbital
      Communications Corporation................             0              0        (114,784)       (114,784)
    Increase in receivables -- other............             0              0      (1,155,097)     (1,155,097)
    Increase in inventory.......................             0       (446,684)     (1,304,586)     (1,751,270)
    Increase in accounts payable................     2,270,775      1,786,500         573,111       4,630,386
    Increase (decrease) in deferred revenue.....             0        100,000        (100,000)              0
    Increase (decrease) in accrued expenses.....     7,866,668     (1,750,354)      7,570,941      13,687,255
    Decrease in prepaid contract costs..........     3,740,802              0               0               0
                                                  ------------   ------------   -------------   -------------
      NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES.............................    13,869,183        578,334      (2,903,384)      7,803,331
                                                  ------------   ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................   (24,722,144)   (38,343,079)    (69,242,301)   (176,232,241)
  Increase in amount due from affiliates........             0       (661,354)     (1,608,321)     (2,269,675)
  Purchase of available-for-sale investments....             0              0     (91,717,823)    (91,717,823)
  Proceeds from sale of available-for-sale
    investments.................................             0              0      40,007,162      40,007,162
  Purchase of held-to-maturity investments......             0              0     (44,814,064)    (44,814,064)
                                                  ------------   ------------   -------------   -------------
      NET CASH USED IN INVESTING ACTIVITIES.....   (24,722,144)   (39,004,433)   (167,375,347)   (275,026,641)
                                                  ------------   ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term
    debt........................................     5,000,000              0     164,475,000     169,475,000
  Repayment of long-term debt...................             0       (825,570)       (904,811)     (1,730,381)
  Partners' contributions.......................    10,852,961     38,065,265      62,732,777     159,800,000
  Financing fees paid...........................             0     (2,028,646)       (938,761)     (3,450,885)
                                                  ------------   ------------   -------------   -------------
      NET CASH PROVIDED BY FINANCING
         ACTIVITIES.............................    15,852,961     35,211,049     225,364,205     324,093,734
                                                  ------------   ------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................     5,000,000     (3,215,050)     55,085,474      56,870,424

CASH AND CASH EQUIVALENTS:
  Beginning of period...........................             0      5,000,000       1,784,950               0
                                                  ------------   ------------   -------------   -------------

CASH AND CASH EQUIVALENTS:
  End of period.................................  $  5,000,000   $  1,784,950   $  56,870,424   $  56,870,424
                                                  ============   ============   =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid.................................  $          0   $    425,765   $     346,526   $     772,291
                                                  ============   ============   =============   =============

              (See accompanying notes to the financial statements)

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership.

     Pursuant to the terms of the Agreement of Limited Partnership of the Company between OCC and Teleglobe Mobile (the "Partnership Agreement"), action by the Company generally requires the approval of General Partners holding a majority of the Participation Percentages held by the General Partners. OCC and Teleglobe Mobile each holds 50% of the Participation Percentages in the Company, with the result that the approval of both OCC and Teleglobe Mobile is generally necessary for the Company to act.

     The Company is a 98% noncontrolling General Partner in ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), two partnerships formed to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively.

  The ORBCOMM System Description

     The Company was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. The Company intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The System Charge

     OCC is obligated to pay quarterly to the Company a System Charge in consideration of the construction and financing of the ORBCOMM System assets by the Company. Teleglobe Mobile is obligated to pay quarterly to the Company a System Charge in consideration of the Company's grant to Teleglobe Mobile of the right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with entities who become International Licensees.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The Company is in its development stage, devoting substantially all of its efforts to establishing a new communications business. The Company's planned principal operations are expected to commence in 1998. The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Depreciation and Recoverability of Long-Lived Assets

     Depreciation is provided over an asset's estimated economic useful life using the straight-line method as follows:

Space Segment Assets:          lesser of five years or estimated life of the satellite
Ground Segment Assets:         10 years
Furniture and Equipment:       three to 10 years

     The Company anticipates depreciating the ORBCOMM System over the estimated economic useful lives of the various ORBCOMM System components once the ORBCOMM System is placed in service. The Phase 1A System, which includes the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites, was placed in service at the beginning of 1996, at which time the Company began depreciating those assets. The Company anticipates that the ORBCOMM Phase 1B System will become fully operational in 1998.

     The Company's policy is to review its long-lived assets, including its satellite systems, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment losses when the sum of the expected future cash flows is less than the carrying amount of the asset. Given the inherent technical and commercial risks within the space communications industry, it is possible that the Company's current estimate for recovery of the carrying amount of its assets may change.

  Investments in Affiliates

     Pursuant to the terms of ORBCOMM USA's and ORBCOMM International's partnership agreements, OCC controls the operational and financial affairs of ORBCOMM USA and Teleglobe Mobile controls the operational and financial affairs of ORBCOMM International. The Company, however, significantly influences both marketing partnerships. Accordingly, the Company is accounting for its investments in ORBCOMM USA and ORBCOMM International using the equity method.

     Pursuant to the equity method of accounting, the Company's carrying amount of an investment is initially recorded at cost and is increased to reflect its share of the affiliate's income, and is reduced to reflect its share of the affiliate's losses. The Company's investment is also increased to reflect contributions to, and reduced to reflect distributions from, such affiliates.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  Investments

     The Company maintains two investment portfolios characterized by management's intentions as to future investment activity. Investments classified as "held-to-maturity" are not intended to be sold prior to maturity and are carried at cost. Investments not intended to be held until maturity are classified as "available-for-sale" and carried at fair value with temporary unrealized gains (losses) charged directly to partners' capital. Investments with maturities of less than one year are classified as short-term investments. Investments maturing after one year are classified as long-term investments. The Company uses the average cost method in determining the basis of investments sold when computing realized gains (losses).

  Inventory

     Inventory is stated at the lower of cost, determined on the specific identification basis, or market and represents subscriber communicators available for sale to customers.

  Fair Value of Financial Instruments

     The carrying value of the Company's cash and cash equivalents, receivables, and accounts payables approximates fair value since all such instruments are short-term in nature. Fair value for the Company's long-term debt is determined based on current rates offered for debt of similar remaining maturities. At December 31, 1995 and 1996, the fair value for the long-term debt approximated carrying value.

  Mobile Communications Satellite System Under Construction

     During the construction of the ORBCOMM System, the Company is capitalizing substantially all such construction costs. The Company is capitalizing a portion of the engineering direct labor costs that relate to hardware and system design development and coding of the software products that enhance the operation of the ORBCOMM System. As of December 31, 1996, approximately $1,244,000 of such costs have been capitalized (none for the year ended December 31, 1995). Additionally, interest costs of approximately $426,000 and approximately $10,030,000 have been capitalized as part of the historical cost of the ORBCOMM System for the years ended December 31, 1995 and December 31, 1996, respectively. Additionally, approximately $9,500 of Revenue Participation Interest (see Note 6, "Long-Term Debt") at the rate of 5% of ORBCOMM System revenue has been capitalized as of December 31, 1996.

  Partners' Capital

     In accordance with the Partnership Agreement, Teleglobe Mobile and OCC are both general and limited partners in the Company. Therefore, limited and general partner accounts are combined into one single capital account and presented as such in the balance sheet and statements of Partners' Capital.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Revenue Recognition

     The Company provided subscriber communicator hardware to ORBCOMM USA and ORBCOMM International at cost. Revenue is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms. Contract revenues and receivables are recognized and accrued as contract costs are incurred. Related contract expenses incurred in providing marketing services in the United States are recognized on the accrual basis of accounting. The Company generally recognizes distribution fees ratably over the term of the agreement, or when the Company's obligations under the agreement are substantially complete.

  Reclassification of Prior Years Balances

     Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

(3)  INVESTMENTS

     Included in cash and cash equivalents is approximately $54,527,000 of commercial paper as of December 31, 1996. The fair value of commercial paper approximates carrying value.

     The following table sets forth the aggregate cost and fair values and gross unrealized gains (losses) of available-for-sale securities as of December 31, 1996 (none for the year ended December 31, 1995):

                                                              UNREALIZED
                SECURITIES                      COST        GAINS (LOSSES)    FAIR VALUE
                ----------                   -----------    --------------    -----------
Short-Term
  U.S. Treasury Notes......................  $21,152,137       $53,788        $21,205,925
  Commercial Paper.........................   10,229,101        (1,636)        10,227,465
                                             -----------       -------        -----------
     Total short-term investments..........   31,381,238        52,152         31,433,390
                                             -----------       -------        -----------
Long-Term
  U.S. Treasury Notes, maturing 2-5
     years.................................   20,329,423        35,564         20,364,987
                                             -----------       -------        -----------
     Total available-for-sale
       investments.........................  $51,710,661       $87,716        $51,798,377
                                             ===========       =======        ===========

     The following table sets forth the aggregate cost and fair values of held-to-maturity as of December 31, 1996 (none for the year ended December 31, 1995):

                                                              UNREALIZED
                 SECURITIES                       COST          GAINS       FAIR VALUE
                 ----------                    -----------    ----------    -----------
Short-Term
  U.S. Treasury Notes........................  $23,335,992    $  524,909    $23,860,901
Long-Term
  U.S. Treasury Notes, maturing 2-5 years....   21,478,072       541,807     22,019,879
                                               -----------    ----------    -----------
     Total held-to-maturity investments......  $44,814,064    $1,066,716    $45,880,780
                                               ===========    ==========    ===========

     Unrealized gains on held-to-maturity investments represent accrued interest income and unrealized holding gains.

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  RELATED PARTY TRANSACTIONS

     The Company paid Orbital approximately $11,000,000, $38,000,000, and $56,000,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and approximately $48,000,000 for the period June 30, 1993 (date of inception) through December 31, 1993. Payments were made for work performed pursuant to the ORBCOMM System Design, Development, and Operations Agreement (for the Phase 1A System), the ORBCOMM System Procurement Agreement (for the Phase 1B System) and the Administrative Services Agreement (for provision of ongoing support to the Company).

     In 1995, pursuant to the terms of the ORBCOMM System Design, Development and Operations Agreement, the Company reimbursed OCC $1,375,000 for previous costs incurred in obtaining the FCC License and other related costs. The Company capitalized such costs as part of its Mobile Communications Satellite System.

     At December 31, 1996, the Company had a receivable of approximately $112,000 for a bonus payment to the Company's employees paid on behalf of OCC for employees previously employed by OCC (none for the year ended December 31, 1995).

     Certain provisions of the Partnership Agreement require the Company to reimburse OCC for OCC's repurchase of shares of OCC common stock acquired pursuant to the OCC 1992 Stock Option Plan ("Stock Option Plan"). During 1996, the Company reimbursed OCC approximately $1,100,000 under the Stock Option Plan. Orbital contributed approximately $100,000 to OCC to repurchase such shares. Therefore, the net cash paid to third parties on repurchase of OCC common stock was no greater than $1,000,000 per annum as required by the terms of the Indenture.

(5)  MOBILE COMMUNICATIONS SATELLITE SYSTEM

     The Company's Mobile Communications Satellite System comprises the following assets:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1995            1996
                                                  ------------    ------------
Space segment...................................  $ 76,643,128    $140,999,409
Ground segment..................................    29,799,853      33,554,094
Software........................................       546,959       1,678,738
                                                  ------------    ------------
Total fixed assets..............................   106,989,940     176,232,241
Less accumulated depreciation...................             0      (6,198,519)
                                                  ------------    ------------
Total fixed assets, net of depreciation.........  $106,989,940    $170,033,722
                                                  ============    ============

(6)  LONG-TERM DEBT

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes"). Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at the rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally

                              ORBCOMM GLOBAL, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6)  LONG-TERM DEBT -- (CONTINUED)
guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor" and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, the Company used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of U.S. Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998 (see Note 3, "Investments").

     The Company also has a $5,000,000 secured note outstanding with a financial institution, which bears interest at 9.2% per annum and is due in monthly principal and interest installments of $104,278 through December 1999. The note is secured by equipment located at certain of the U.S. Earth stations, network control center and satellite control center, and is guaranteed by Orbital.

     Included in other assets is unamortized financing fees incurred for the issuance of the Old Notes of approximately $6,138,000 net of approximately $307,000 amortization cost for the year ended December 31, 1996 (none for the year ended December 31, 1995). Such costs are being amortized over an eight-year period.

                          INDEPENDENT AUDITORS' REPORT

The Partners
  ORBCOMM International Partners, L.P.:

     We have audited the accompanying balance sheets of ORBCOMM International Partners, L.P. ("ORBCOMM International") (a development stage enterprise) as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital, and cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of ORBCOMM International's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORBCOMM International (a development stage enterprise) as of December 31, 1996 and 1995, and the results of its income and expenses and its cash flows for each of the years in the three year period ended December 31, 1996 and for the period from June 30, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, DC
January 31, 1997

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1995           1996
                                                              -------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $10,000      $         0
  Receivable -- Orbital Communications Corporation..........        0            6,613
  Accounts receivable.......................................        0            8,000
  Prepaid contract costs....................................        0        3,871,118
  Amount due from ORBCOMM Global, L.P. .....................        0        1,308,549
                                                              -------      -----------
          TOTAL ASSETS......................................  $10,000      $ 5,194,280
                                                              =======      ===========
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Accounts payable and accrued expenses.....................  $     0      $   727,993
  Deferred revenue..........................................        0        6,146,545
                                                              -------      -----------
     Total Liabilities......................................        0        6,874,538
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL:
  Teleglobe Mobile Partners.................................      200          (33,605)
  ORBCOMM Global, L.P. .....................................    9,800       (1,646,653)
                                                              -------      -----------
     Total Partners' Capital................................   10,000       (1,680,258)
                                                              -------      -----------
          TOTAL LIABILITIES AND PARTNERS' CAPITAL...........  $10,000      $ 5,194,280
                                                              =======      ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF INCOME AND EXPENSES

                                                                                        TOTAL
                                                                                     ACCUMULATED
                                                                                       DURING
                                                                                     DEVELOPMENT
                                                       YEAR ENDED DECEMBER 31,      STAGE THROUGH
                                                     ---------------------------    DECEMBER 31,
                                                     1994    1995       1996            1996
                                                     ----    ----    -----------    -------------
INCOME:
  Product sales....................................   $0      $0     $     8,000    $       8,000
EXPENSES:
  Cost of product sales............................    0       0           6,230            6,230
  Marketing and administrative expenses............    0       0       1,692,028        1,692,028
                                                      --      --     -----------    -------------
     Total Expenses................................    0       0       1,698,258        1,698,258
                                                      --      --     -----------    -------------
EXCESS (DEFICIENCY) OF INCOME......................   $0      $0     $(1,690,258)   $  (1,690,258)
                                                      ==      ==     ===========    =============

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF PARTNERS' CAPITAL

                                                  ORBITAL       TELEGLOBE
                                               COMMUNICATIONS    MOBILE       ORBCOMM
                                                CORPORATION     PARTNERS    GLOBAL, L.P.      TOTAL
                                               --------------   ---------   ------------   -----------
  Capital contributions......................     $ 8,500       $  1,500    $         0    $    10,000
  Excess (deficiency) of income over
     expenses................................           0              0              0              0
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1993.........       8,500          1,500              0         10,000
  Excess (deficiency) of income over
     expenses................................           0              0              0              0
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1994.........       8,500          1,500              0         10,000
  Capital transfer...........................      (8,500)        (1,300)         9,800              0
  Excess (deficiency) of income over
     expenses................................           0              0              0              0
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1995.........           0            200          9,800         10,000
  Excess (deficiency) of income over
     expenses................................           0        (33,805)    (1,656,453)    (1,690,258)
                                                  -------       --------    -----------    -----------
PARTNERS' CAPITAL, DECEMBER 31, 1996.........     $     0       $(33,605)   $(1,646,653)   $(1,680,258)
                                                  =======       ========    ===========    ===========

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                    TOTAL CASH
                                                                                   FLOWS DURING
                                                                                    DEVELOPMENT
                                                   YEAR ENDED DECEMBER 31,         STAGE THROUGH
                                              ---------------------------------    DECEMBER 31,
                                               1994       1995         1996            1996
                                              -------    -------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Excess (deficiency) of income over
     expenses...............................  $     0    $     0    $(1,690,258)    $ (1,690,258)
  ADJUSTMENTS TO RECONCILE EXCESS
     (DEFICIENCY) OF INCOME OVER EXPENSES TO
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
     Increase in receivable -- Orbital
       Communications Corporation...........        0          0         (6,613)          (6,613)
     Increase in accounts receivable........        0          0         (8,000)          (8,000)
     Increase in prepaid contract costs.....        0          0     (3,871,118)      (3,871,118)
     Increase in other current
       liabilities..........................        0          0        727,993          727,993
     Increase in deferred revenue...........        0          0      6,146,545        6,146,545
                                              -------    -------    -----------     ------------
       NET CASH PROVIDED BY OPERATING
          ACTIVITIES........................        0          0      1,298,549        1,298,549
                                              -------    -------    -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in amount due from ORBCOMM
     Global, L.P............................        0          0     (1,308,549)      (1,308,549)
                                              -------    -------    -----------     ------------
       NET CASH USED IN INVESTING
          ACTIVITIES........................        0          0     (1,308,549)      (1,308,549)
                                              -------    -------    -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' Contribution....................        0          0              0           10,000
                                              -------    -------    -----------     ------------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES........................        0          0              0           10,000
                                              -------    -------    -----------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...        0          0        (10,000)               0
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................   10,000     10,000         10,000                0
                                              -------    -------    -----------     ------------
CASH AND CASH EQUIVALENTS:
  End of period.............................  $10,000    $10,000    $         0     $          0
                                              =======    =======    ===========     ============

              (See accompanying notes to the financial statements)

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE ORBCOMM SYSTEM

  Organization

     In 1993, Orbital Communications Corporation ("OCC"), a majority owned subsidiary of Orbital Sciences Corporation ("Orbital"), and Teleglobe Mobile Partners ("Teleglobe Mobile"), a partnership established by affiliates of Teleglobe Inc. ("Teleglobe"), formed ORBCOMM Global, L.P. ("ORBCOMM" or the "Company"), a Delaware limited partnership. OCC and Teleglobe Mobile also formed two marketing partnerships, ORBCOMM USA, L.P. ("ORBCOMM USA") and ORBCOMM International Partners, L.P. ("ORBCOMM International"), to market services using the ORBCOMM low-Earth orbit satellite communications system (the "ORBCOMM System") in the United States and internationally, respectively. In 1995, ORBCOMM became a 98% General Partner in ORBCOMM International, reducing Teleglobe Mobile's General Partner interest to 2% and eliminating OCC's interest entirely.

     Pursuant to the terms of the Agreement of Limited Partnership of ORBCOMM International between Teleglobe Mobile and ORBCOMM, action by ORBCOMM International generally requires the approval of General Partners holding a majority of the participating percentages held by the General Partners, with OCC and Teleglobe Mobile each voting their direct and indirect participation percentages as a whole. OCC and Teleglobe Mobile each currently holds 49% and 51%, respectively, of the direct and indirect participation percentages in ORBCOMM International. Accordingly, ORBCOMM International's financial statements are included in Teleglobe Mobile's consolidated financial statements.

  The ORBCOMM System Description

     ORBCOMM was created for the design, development, construction, integration, testing and operation of the ORBCOMM System. ORBCOMM intends to construct and implement the initial 28 satellite ORBCOMM System in two phases: the ORBCOMM Phase 1A System, consisting of the worldwide network control center (including the satellite management system), the U.S. Gateway control center, four U.S. Earth stations and two satellites; and the ORBCOMM Phase 1B System, consisting of the ORBCOMM Phase 1A System, three additional planes each consisting of eight satellites and one plane consisting of two high-inclination satellites.

     Orbital is the primary supplier of the communications satellites, launch vehicles and U.S. ground systems and successfully launched the ORBCOMM Phase 1A System satellites in April 1995. The ORBCOMM Phase 1A System began commercial intermittent service in early 1996.

  The Output Capacity Charge

     Pursuant to the terms of the International System Charge Agreement (the "International System Charge Agreement") among ORBCOMM, Teleglobe Mobile and ORBCOMM International, ORBCOMM International has agreed to pay to Teleglobe Mobile an International Output Capacity Charge that is equal to 23% of its total aggregate service revenues for a calendar quarter in exchange for the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity outside the United States.

  Regulatory Status

     Construction and operation of communications satellites in the United States requires licenses from the Federal Communications Commission (the "FCC"). OCC has been granted full operational authority for the ORBCOMM System by the FCC. Similar licenses are required from foreign regulatory authorities to permit ORBCOMM System services to be offered outside the United States. Primary responsibility for obtaining licenses outside the United States will reside with the various International Licensees.

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     ORBCOMM International is in its development stage, devoting substantially all of its efforts to establishing commercial and governmental markets, through International Licensees, for the ORBCOMM System internationally. ORBCOMM International's planned principal operations are expected to commence in 1998. The accompanying financial statements of ORBCOMM International have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the United States.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Revenue Recognition

     ORBCOMM International generally recognizes fees from Service License Agreements ("SLAs") with its International Licensees ratably over the term of the agreement, or when ORBCOMM International's obligations thereunder are substantially complete. Revenue under the gateway procurement contracts executed in connection with the SLAs or sale of subscriber communicator hardware is recognized when products are shipped or when customers have accepted the products or services, depending on contractual terms.

  Income Taxes

     As a partnership, Federal and state income taxes are the direct responsibility of each partner. Accordingly, no income taxes have been recorded in the accompanying financial statements.

  Cash and Cash Equivalents

     ORBCOMM International considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(3)  RELATED PARTY TRANSACTIONS

     As of December 31, 1996, ORBCOMM International had a receivable of approximately $1,308,000 from ORBCOMM that represents net cash outflow to ORBCOMM (none for the year ended December 31, 1995). ORBCOMM International is currently in development stage and obtains funds to support operations through non-interest bearing advances from ORBCOMM.

     As of December 31, 1996, ORBCOMM International had a payable of approximately $225,000 to Teleglobe Canada Inc., an affiliate of Teleglobe Mobile, for a contracted employee to provide international marketing services (none for the year ended December 31, 1995).

     At December 31, 1996, ORBCOMM International had a receivable of approximately $6,600 for bonus payments to ORBCOMM International employees paid on behalf of OCC for employees previously employed by OCC (none for the year ended December 31, 1995).

(4)  COMMITMENTS AND CONTINGENCIES

     In August 1996, ORBCOMM and ORBCOMM Global Capital Corp. (the "Issuers") issued $170,000,000 of Senior Notes due in full in 2004 with Revenue Participation Interest (the "Old Notes").

                      ORBCOMM INTERNATIONAL PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(4)  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Revenue Participation Interest represents an aggregate amount equal to 5% of the ORBCOMM System revenue and is payable on the Old Notes on each interest payment date subject to certain covenant restrictions. Interest on the Old Notes accrues at a rate of 14% per annum and will be payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 1997.

     All of the Old Notes have been exchanged for an equal principal amount of registered 14% Series B Senior Notes due in full in 2004 with Revenue Participation Interest (the "Notes"). The Notes are substantially similar to the Old Notes except that the Notes are registered under the Securities Act of 1933, as amended, and do not bear legends restricting the transfer thereof. The Notes are fully and unconditionally guaranteed on a joint and several basis by OCC, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International (each a "Guarantor and collectively the "Guarantors"), except that the guarantees are non-recourse to the shareholders and/or partners of the Guarantors, limited only to the extent necessary for each such guarantee not to constitute a fraudulent conveyance under applicable law. The guarantee of each Guarantor ranks pari passu in right of payment with all senior indebtedness of such Guarantor and senior in right of payment to all indebtedness expressly subordinated to the guarantee of such Guarantor. The guarantees are non-recourse to the shareholders and/or partners of each Guarantor and no shareholders or partners of any Guarantors will have any liability for any claim under the Notes.

     On closing, ORBCOMM used a portion of the net proceeds from the sale of the Old Notes, approximately $44,800,000, to purchase a portfolio of United States Government securities to provide for payment in full of interest on the Old Notes and Notes through August 15, 1998.

     In October 1996, ORBCOMM International entered into agreements with certain manufacturers for construction of gateway Earth stations scheduled for delivery over the next two years. As of December 31, 1996, ORBCOMM International has approximately $3,800,000 of prepaid contract costs which represent advanced payments to these manufacturers. Total commitments remaining under these agreements approximate $14,000,000.

(5)  SERVICE LICENSE AGREEMENTS

     During 1996, ORBCOMM International signed five SLAs and the associated Gateway procurement contracts and software license agreements with International Licensees covering Europe, the Malaysian Region, a portion of North Africa, Turkey and the Middle East. The SLAs authorize the International Licensees to use the ORBCOMM System to provide two-way messaging and data communication services. Under these agreements, approximately $6,000,000 has been received and recorded as deferred revenue at December 31, 1996. ORBCOMM International is obligated to ship six Gateways to certain international licensees under these agreements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The Partnership Agreement of Teleglobe Mobile provides that, subject to certain exceptions, the management of the Company is the exclusive responsibility of Teleglobe Mobile Investment Inc. ("TMI"), the managing partner ("Managing Partner") of the Company. Officers of the Managing Partner are nominated by the Board of Directors of TMI and exercise such authority as they are granted by the Board of Directors of TMI.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as of December 31, 1996 regarding the executive officers of the Managing Partner.

                    NAME                                                POSITION
                    ----                                                --------
Claude Seguin................................       Chairman of the Board, Chief Executive Officer,
                                                    Treasurer and Director of Teleglobe Mobile
                                                    Investment Inc.
Marc Leroux..................................       President, Teleglobe Mobile Investment Inc.
Guthrie J. Stewart...........................       Director, Teleglobe Mobile Investment Inc.
Wan Aishah Wan Hamid.........................       Director, Teleglobe Mobile Investment Inc.

     Claude Seguin has been the Chairman of the Board, Chief Executive Officer and Treasurer of Teleglobe Mobile Investment Inc., the managing partner of Teleglobe Mobile, since December 1996 and a director of Teleglobe Mobile Investment Inc. since July 1993. He has also been the Executive Vice-President, Finance and Corporate Development and Chief Financial Officer of Teleglobe since August 1996. From 1992 to August 1996, Mr. Seguin was Executive Vice-President, Finance and Chief Financial Officer of Teleglobe. Mr. Seguin served the Quebec Finance Ministry as deputy minister from 1987 to 1992.

     Marc Leroux has been the President of Teleglobe Mobile Investment Inc. since September 1994. Mr. Leroux has also been the Vice President, Technology of Teleglobe since 1992 and the President and Chief Operating Officer of Teleglobe's World Mobility Division since 1994. Prior to joining Teleglobe in 1992, Mr. Leroux directed a wide range of research and development projects at Bell-Northern Research Ltd., a subsidiary of Northern Telecom Ltd.

     Guthrie J. Stewart has been a director of Teleglobe Mobile Investment Inc. since July 1993. He has also been the Executive Vice President, Canadian Market and Network Operations of Teleglobe since August 1996. From February 1994 to August 1996, Mr. Stewart was Executive Vice President, Corporate Development and Corporate Secretary of Teleglobe. From August 1993 to February 1994, Mr. Stewart was Executive Vice President, Government and International Affairs and Corporate Secretary of Teleglobe. Prior to August 1993, he was Vice President, Legal Matters and Corporate Secretary of Teleglobe.

     Wan Aishah Wan Hamid has been a director of Teleglobe Mobile Investment Inc. since October 1995. Ms. Wan Hamid joined CELCOM in 1992 as Senior Manager of Corporate Planning. In 1993, as a Senior Vice President, she was responsible for Strategic Planning and Corporate Affairs before being promoted to Executive Vice President in 1996. She is also a Director of TRI and Malaysian Helicopter Services Berhad. Prior to joining CELCOM, Ms. Wan Hamid was with Digital Equipment Corporation in the telecommunications industries segment, and Hutchison Paging Ltd as a Senior Manager in Corporate Planning.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     No compensation was received by the executive officers of the Company by virtue of serving as an executive officer of TMI.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the partnership interests of the Company as of December 31, 1996.

                                                            PERCENTAGE
                     NAME AND ADDRESS                        INTEREST
                     ----------------                       ----------
Teleglobe Inc.............................................   70%
  1000, rue de La Gauchetiere ouest
  Montreal, Quebec H3B 4X5

Technology Resources Industries Bhd.......................   30%
  Menara TR 16EB
  Kuala Lumpur, Jalan Ampong
  50450 Malaysia

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MASTER AGREEMENT

     As of June 30, 1993, Orbital, OCC, Teleglobe and Teleglobe Mobile entered into the Master Agreement, restated as of September 12, 1995, that sets forth the principles upon which the parties have agreed to develop, construct and operate the ORBCOMM System. The Master Agreement subsequently has been amended and restated and provides for the following:

     Covenants Relating to OCC. Orbital and OCC have agreed: (i) to preserve OCC's corporate existence; (ii) to use all commercially reasonable efforts to obtain and maintain all material U.S. operating licenses and permits necessary for the construction, operation and marketing of the ORBCOMM System; (iii) so long as OCC holds any FCC authorizations, that OCC will (a) remain a subsidiary of Orbital, other than as a result of options granted under the Orbital Communications Corporation 1992 Stock Option Plan; (b) carry on no business other than the construction, operation and marketing of the ORBCOMM System or business that is in furtherance, or in connection with the expansion of the ORBCOMM System; (c) remain the sole holder of all FCC authorizations required for the construction, launch and operation of the ORBCOMM System (other than FCC authorization for individual user transceivers and FCC authorizations held by ORBCOMM and ORBCOMM USA); (d) subject to certain exceptions, not grant, create, assume, incur or suffer to exist any lien affecting OCC or any of its property, rights, revenues or assets; (e) subject to certain exceptions, not sell, transfer, convey, lease or otherwise dispose of any assets; (f) not consolidate, merge or amalgamate with any other person; (g) subject to certain exceptions in accordance with the Definitive Agreements (as defined in the Master Agreement), not create, amend or repeal any by-laws or modify the OCC certificate of incorporation; (h) subject to certain exceptions in accordance with the Definitive Agreements, not make any loans or give any financial guarantees for the obligations of any other party; and (i) not make any assignment for the benefit of creditors or subject OCC to any bankruptcy or insolvency law or take steps to wind up or terminate OCC's corporate existence or engage in any financial restructuring. Additionally, Orbital has agreed, as long as OCC holds the FCC License, not to dispose of any debt interest in OCC.

     Guarantees. Orbital has unconditionally and absolutely guaranteed the full and punctual payment of all of OCC's payment obligations under the Definitive Agreements to which OCC is a party. Teleglobe has unconditionally and absolutely guaranteed the full and punctual payment of all of Teleglobe Mobile's payment obligations under the Definitive Agreements to which Teleglobe Mobile is a party.

     Change of Control. In the event of a Change in Control of Orbital or Teleglobe (a "Change of Control Party"), Teleglobe Mobile or OCC, as the case may be (the "Non-Change of Control Party"), has the option: (i) for a period of 180 days from the Change of Control to require the Change of Control Party to purchase the Non-Change of Control Party's interest in each of ORBCOMM, ORBCOMM USA and ORBCOMM International at an aggregate price equal to the greater of (a) the Non-Change of Control Party's aggregate Unrecouped Capital Preferences in such partnerships and (b) the Non-Change of Control Party's direct Participation Percentage in each such partnership multiplied by the fair market value (as defined) of each such partnership; or (ii) to cause the general partners of ORBCOMM to adopt a resolution providing that, in the event there is a deadlock on a matter requiring the approval of a Majority in Interest of the partners, the President of ORBCOMM shall be entitled to decide on such matter by way of casting a vote or otherwise, as deemed appropriate by the Non-Change of Control Party, notwithstanding any contrary provision set forth in the ORBCOMM Partnership Agreement. Subject to the receipt of all necessary government approvals, upon a Change of Control of Orbital, Orbital agrees to cause OCC to transfer to ORBCOMM USA all FCC licenses then held by OCC relating to the construction, launch or operation of the ORBCOMM System.

     In the event that OCC should become a common carrier or a CMRS provider -- either by virtue of a change in the ORBCOMM System's regulatory classification by the FCC from private-carrier to common-carrier or CMRS status, or by virtue of a change in its service offerings that would convert OCC from a private carrier to a common carrier or a CMRS provider -- ORBCOMM USA might be precluded from acquiring the FCC licenses from OCC, due to the extent of alien ownership in ORBCOMM USA as a result of Teleglobe Mobile's indirect interest in ORBCOMM USA.

INTERNATIONAL SYSTEM CHARGE AGREEMENT

     ORBCOMM, ORBCOMM International and Teleglobe Mobile have entered into the International System Charge Agreement, restated as of September 12, 1995, for the purpose of: (i) providing for the use by Teleglobe Mobile of all of the ORBCOMM System output capacity and exclusive use of the System Assets located in all areas of the world outside of the United States (the "Non-U.S. Area"); and
(ii) providing the means by which Teleglobe Mobile will grant to ORBCOMM International an exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity. The term of the International System Charge Agreement commenced on June 30, 1993 and continues until the earlier of June 30, 2013 and the date on which Teleglobe Mobile ceases to be a general and limited partner of ORBCOMM.

     Exclusive Use of System Capacity Outside the United States. ORBCOMM has granted to Teleglobe Mobile the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the Non-U.S. Area. Teleglobe Mobile, in turn, has granted to ORBCOMM International the exclusive right in the Non-U.S. Area to market, sell, lease and franchise all ORBCOMM System output capacity and exclusive use of the System Assets located in the Non-U.S. Area. OCC ultimately has retained all rights in and to, and neither Teleglobe Mobile nor ORBCOMM International has been granted rights to, the ORBCOMM System.

     System Charge. In consideration of the grant to Teleglobe Mobile of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, Teleglobe Mobile agrees to remit to ORBCOMM Teleglobe Mobile's allocated portion of the System Charge for that calendar quarter calculated in accordance with the Partnership Agreement of ORBCOMM. If the International Output Capacity Charge for such calendar quarter is less than 1.15% of Total Aggregate Revenues (as defined), then Teleglobe Mobile is not required to pay any portion of the System Charge for such calendar quarter.

     International Output Capacity Charge. In consideration of the grant by Teleglobe Mobile to ORBCOMM International of the exclusive right to market, sell, lease and franchise all ORBCOMM System output capacity in the Non-U.S. Area, ORBCOMM International agrees: (i) within 30 days of the end of each calendar quarter, to notify ORBCOMM of the total aggregate revenues invoiced by it during such calendar quarter; and (ii) to remit to Teleglobe Mobile 23% of the total aggregate revenues invoiced by it during each calendar quarter. ORBCOMM International retains sole discretion to set the fees to be paid by its subscribers, Resellers and International Licensees for use of the ORBCOMM System.

     Indemnification. With regard to patent infringement claims, ORBCOMM agrees to defend, indemnify and hold harmless Teleglobe Mobile and ORBCOMM International and their respective successors and assigns from and against any claim with respect to an infringement or other violation of any copyright, trademark or patent or other validly registered enforceable intellectual property right of any third party for any items ORBCOMM has authorized Teleglobe Mobile and ORBCOMM International to use under the International System Charge Agreement but only to the same extent as the indemnification received by ORBCOMM from Orbital, if any, under the Procurement Agreement (as defined).

PROPRIETARY INFORMATION AND NON-COMPETITION AGREEMENT

     ORBCOMM, Orbital, OCC, Teleglobe, Teleglobe Mobile, ORBCOMM USA and ORBCOMM International have entered into the Proprietary Information and Non-Competition Agreement, restated as of September 12, 1995, to protect any confidential and proprietary information that may be disclosed to one another in connection with the development, construction, operation and marketing of the ORBCOMM System. Orbital and Teleglobe entered into the agreement for the additional purpose of prohibiting direct competition between the two entities in the provision of certain LEO satellite services during the term of the agreement and for a period of one year thereafter.

     Orbital and Teleglobe agree that for the duration of the agreement and for one year thereafter, they will not, directly or indirectly or in any capacity, except in connection with the fulfillment of their respective obligations under any of the Definitive Agreements: (i) carry on, engage, participate, invest or have an equity or any financial interest in the marketing, construction, development or management of any business or enterprise that competes with Orbital or Teleglobe or their respective affiliates in offering commercial, LEO non-voice satellite communications services operating in the 137-150 MHz band or such other frequency allocated to the Little LEO mobile satellite service below 1 GHz, provided, however, OCC and Orbital are permitted to: (a) sell satellites, launch vehicles, launch services and communications services to non-commercial entities without limitation; and (b) provide all other entities up to two satellites every two years and launch vehicles or launch services for up to two satellites every two years; (ii) assist in or influence the hiring by any person who competes with Orbital or Teleglobe or their respective affiliates of any salesman, distributor, or employee of Orbital or Teleglobe or their respective affiliates, or otherwise cause any person having a business relationship with Orbital or Teleglobe or their respective affiliates to sever such relationship; or (iii) employ any person to work on or represent the ORBCOMM System who will also work on or represent another mobile communications system, without first notifying the President of ORBCOMM.

     Neither of Orbital or Teleglobe will be in default of its obligations under this portion of the Proprietary Information and Non-Competition Agreement by virtue of holding for portfolio purposes as a passive investor no more than 5% of the issued and outstanding public equity securities of a corporation.

     Indemnification. Orbital and Teleglobe agree to indemnify and save harmless one another and their respective affiliates (an "Indemnified Party") from and against any claims, demands, actions, causes of action, judgments, damages, losses, liabilities, costs or expenses that may be made against any of them as a result of, arising out of or relating to any violation, contravention or breach of the Proprietary Information and Non-Competition Agreement by a party who is not an Indemnified Party.

     Termination. The Proprietary Information and Non-Competition Agreement shall terminate upon the earlier of OCC or Teleglobe Mobile ceasing to be both a general and a limited partner of ORBCOMM.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements.

           2. Financial Statement Schedules.

              The financial statements listed in the index to the Financial Statements that appears on page 24 of this Report on Form 10-K are filed as part of this Report.

              Financial statement schedules have been omitted because they are inapplicable or are not required.

           3. Exhibits

              The exhibits to this Report on Form 10-K are listed under Item 14(c) below.

     (b)  Reports on Form 8-K

          The Company has not previously been required to file a Report on Form 8-K under the Act.

     (c)  Exhibits.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
---------                     ----------------------
(a) 2      Purchase Agreement, dated as of August 2, 1996, by and among
           ORBCOMM Global, L.P., ORBCOMM Global Capital Corp., ORBCOMM
            USA, L.P., ORBCOMM International Partners, L.P., Orbital
            Communications Corporation, Teleglobe Mobile Partners, Bear
            Stearns & Co. Inc., J.P. Morgan Securities Inc. and RBC
            Dominion Securities Company.
    3      Organizational Documents.
*  3.1     Amended and Restated Agreement of General Partnership of
            Teleglobe Mobile Partners.
*  3.1.1   Amendment No. 1 to the Amended and Restated Agreement of
           General Partnership of Teleglobe Mobile Partners
(a) 4      Indenture, dated as of August 7, 1996, by and among ORBCOMM
           Global, L.P., ORBCOMM Global Capital Corp., ORBCOMM USA,
            L.P., ORBCOMM International Partners, L.P., Orbital
            Communications Corporation, Teleglobe Mobile Partners and
            Marine Midland Bank.
    10     Material Contracts.
(a)10.1    Registration Rights Agreement, dated as of August 7, 1996, by and among ORBCOMM Global, L.P., ORBCOMM Global Capital
            Corp., ORBCOMM USA, L.P., ORBCOMM International Partners,
            L.P., Orbital Communications Corporation, Teleglobe Mobile
            Partners, Bear, Stearns & Co. Inc., J.P. Morgan Securities
            Inc. and RBC Dominion Securities Corporation.
(a)10.3    International System Charge Agreement, restated as of
           September 12, 1995, by and among ORBCOMM Global, L.P.,
            Teleglobe Mobile Partners and ORBCOMM International
            Partners, L.P.
(a)10.4    Master Agreement, restated as of September 12, 1995, by and among Orbital Sciences Corporation, Orbital Communications
            Corporation, Teleglobe Inc. and Teleglobe Mobile Partners.
(a)10.6    Proprietary Information and Non-Competition Agreement,
           restated as of September 12, 1995, by and among ORBCOMM
            Global, L.P., Orbital Sciences Corporation, Orbital
            Communications Corporation, Teleglobe Inc., Teleglobe
            Mobile Partners, ORBCOMM USA, L.P. and ORBCOMM
            International Partners, L.P.
 * 10.7    Administrative Services Agreement dated as of August 7, 1996 by and between Teleglobe Mobile Partners and Teleglobe Inc.

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT
---------                     ----------------------
 * 21      Subsidiaries of the Registrant.
 * 27      Financial Data Schedule.

---------------
 *  Filed Herewith.

(a) Incorporated by reference to the identically numbered exhibit to the ORBCOMM Global, L.P.'s Registration Statement on Form S-4, as amended (Reg. No. 333-11149).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MONTREAL, PROVINCE OF QUEBEC ON JUNE 25, 1998.

                                          TELEGLOBE MOBILE PARTNERS

                                          By: TELEGLOBE MOBILE INVESTMENT INC.,
                                              its managing partner

                                          By:      /s/ CLAUDE SEGUIN
                                          --------------------------------------
                                              CLAUDE SEGUIN
                                              CHAIRMAN OF THE BOARD, CHIEF
                                              EXECUTIVE OFFICER AND TREASURER

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURES                                       TITLE                       DATE
                    ----------                                       -----                       ----

                 /s/ CLAUDE SEGUIN                        Chief Executive Officer and        June 25, 1998
---------------------------------------------------       Treasurer, Teleglobe Mobile
                   CLAUDE SEGUIN                                Investment Inc.
                                                         (Principal Executive Officer,
                                                        Principal Financial Officer and
                                                         Principal Accounting Officer)

                 /s/ CLAUDE SEGUIN                            Director, Teleglobe            June 25, 1998
---------------------------------------------------          Mobile Investment Inc.
                   CLAUDE SEGUIN

              /s/ GUTHRIE J. STEWART                          Director, Teleglobe            June 25, 1998
---------------------------------------------------          Mobile Investment Inc.
                GUTHRIE J. STEWART

                                                              Director, Teleglobe            June 25, 1998
---------------------------------------------------          Mobile Investment Inc.
               WAN AISHAH WAN HAMID